Form 10-Q
period 2011-09-30
Delaine Corp
filed 2011-11-16
CIK 1496139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  333-171861

Delaine Corporation
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

361 N Dalton Avenue, Albany, IN 47320
(Address of principal executive offices, including zip code.)

(765) 744-8383
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-Y (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of November 14, 2011, there are 5,050,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Delaine” and the “Registrant” refer to Delaine Corporation unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the June 30, 2011 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Delaine Corporation
(A Development Stage Company)

Condensed Financial Statements (Unaudited)
September 30, 2011
June 30, 2011

Delaine Corporation
(A Development Stage Company)

Index to the Condensed Financial Statements (Unaudited)

September 30, 2011 (Unaudited)
June 30, 2011

Condensed Balance Sheets as of September 30, 2011 (Unaudited) and June 30, 2011	3

Condensed Statements of Operations (Unaudited) for the three-month period ended September 30, 2011 and 2010, and for the period from June 23, 2010 (Inception) to September 30, 2011	4

Condensed Statement of Changes of Stockholder’s Deficit (Unaudited) for the period from June 30, 2010 (Inception) to September 30, 2011	5

Condensed Statements of Cash Flows (Unaudited) for the three-month period from September 30, 2011 and 2010, and for the period from June 23, 2010 (Inception) to September 30, 2011	6

Notes to the Condensed Financial Statements (Unaudited)	7-12

Delaine Corporation
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2011	June 30, 2011
	Unaudited
ASSETS
Current assets:
Cash	$517	$3,697
Total current assets	$517	$3,697

Intangible assets	6,485	6,485
Total assets	$7,002	$10,182

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$17,575	$15,960
Total current liabilities	17,575	15,960

Stockholder’s Deficit
Common stock, par value $.001, 75,000,000 shares authorized, 5,050,000 and 50,000 issued and outstanding as of September 30, 2011 and June 30, 2011	5,050	5,050
Additional paid-in capital	(3,550)	(3,550)
Deficit accumulated during the development stage	(12,073)	(7,278)
Total stockholder’s deficit	(10,573)	(5,778)
Total liabilities and stockholder’s deficit	$7,002	$10,182

See accompanying notes to the condensed financial statements.

Delaine Corporation
(A Development Stage Company)
Condensed Statements of Operations

	For the Three Month Period Ended September 30, 2011	For the Three Month Period Ended September 30, 2010	From Inception (June 23, 2010) Through September 30, 2011
	Unaudited		Unaudited
Net Revenue	$—	$—	$5,414

Operating expenses:
Selling, general and administrative	5,376	175	18,068
Operating loss before income taxes	(5,376)	(175)	(12,654)

Other income	581	—	581

Income tax (expense) benefit	—	—	—

Net loss	$(4,795)	$(175)	$(12,073)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	5,050,000	3,419,565

See accompanying notes to the condensed financial statements.

Delaine Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows

	For the Three Month Period Ended September 30, 2011	For the Three Month Period Ended September 30, 2010	From Inception (June 23, 2010) Through September 30, 2011
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net loss	$(4,795)	$(175)	$(12,073)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accounts payable	1,615	175	17,575
Net cash (used in) provided by operating activities	(3,180)	—	5,502

Cash flows from investing activities:	—	—	(6,485)
Net cash used in investing activities	—	—	(6,485)

Cash flows from financing activities:
Contributed capital	—	—	1,000
Issuance of common stock for cash	—	500	500
Net cash provided by financing activities	—	500	1,500

Net increase in cash	(3,180)	500	517
Cash at beginning of period	3,697	—	—
Cash at end of period	$517	$500	$517

Supplemental Information and Non-Monetary Transactions:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
5,000,000 common shares issued for patent rights	$—	$—	$5,000

See accompanying notes to the condensed financial statements.

Delaine Corporation
(A Development Stage Company)
Condensed Statement of Changes of Stockholder’s Deficit (Unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
	Shares	Amount

Balance, June 23, 2010 (Inception)	—	$—	$—	$—	$—
Common stock issued for cash at $0.01 per share	50,000	50	450	—	500
Net loss for the year ended June 30, 2010	—	—	—	(644)	(644)
Balance, June 30, 2010	50,000	50	450	(644)	(144)
Common stock issued for patent rights at $0.001 per share	5,000,000	5,000	(5,000)	—	—
Contributed capital	—	—	1,000	—	1,000
Net loss for the year ended June 30, 2011	—	—	—	(6,634)	(6,634)
Balance, June 30, 2011	5,050,000	$5,050	$(3,550)	$(7,278)	$(5,778)
Net loss for the three month period ended September 30, 2011	—	—	—	(4,795)	(4,795)
Balance, September 30, 2011	5,050,000	$5,050	$(3,550)	$(12,073)	$(10,573)

See accompanying notes to the condensed financial statements.

Delaine Corporation
(A Development Stage Company)
Notes to the Condensed Financial Statements (Unaudited)

1)	ORGANIZATION

Delaine Corporation (the “Company”) was incorporated on June 23, 2010 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

The Company’s intended operations are to provide cost effective solutions for everyday problems encountered by homeowners as well as maintenance and construction professionals. Our initial product line comprises name brand and generic homeowner and contractor tools. We also intend to develop and manufacture our own proprietary products, and to wholesale our proprietary products to resellers, as well as directly to the public. Our proprietary products are in the development stage, and currently all of our sales are of products developed and manufactured by third party companies. We are currently planning to establish a web site to help introduce our product line to the marketplace. To date, the Company’s activities have been limited to its formation, minimal operations, and the raising of equity capital.

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.” The Company’s efforts have been devoted primarily to raising capital, borrowing funds and attempting to implement its planned, principal activities.

2)	SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Delaine Corporation
(A Development Stage Company)
Notes to the Condensed Financial Statements (Unaudited)

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $517 and $3,697 in cash and cash equivalents as of September 30, and June 30, 2011, respectively.

INTANGIBLE ASSETS

Identifiable intangible assets consist of costs of development of our Lighted Ratcheted Wrench and the patent protection of that asset, capitalized as per ASC 350-35 “General Intangibles Other than Goodwill.” Once the patent has been granted and the product is developed, the intangible assets will be amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to seventeen years. No significant residual value is estimated for intangible assets.

REVENUE RECOGNITION

The Company recognizes revenue under ASC 605 “Revenue Recognition.” Under ASC 605-45, the Company determined that revenues should be recognized on the net revenue reporting method, where the Company only reports the net revenues from the drop shipped transactions. Revenue is recognized when revenues have been collected and the product has been shipped FOB shipper.

INCOME TAXES

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Delaine Corporation
(A Development Stage Company)
Notes to the Condensed Financial Statements (Unaudited)

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, and June 30, 2011.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, and June 30, 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended September 30, and June 30, 2011.

SHARE BASED EXPENSES

FASB ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

Delaine Corporation
(A Development Stage Company)
Notes to the Condensed Financial Statements (Unaudited)

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHARE BASED EXPENSES (CONTINUED)

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

NET INCOME OR (LOSS) PER SHARE OF COMMON STOCK

The Company has adopted ASC 260 “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Delaine Corporation
(A Development Stage Company)
Notes to the Condensed Financial Statements (Unaudited)

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management believes recently issued accounting pronouncements will have no impact on the financial statements of Delaine Corporation.

3)	STOCKHOLDERS’ EQUITY

AUTHORIZED STOCK

The Company has authorized 75,000,000 of common shares with a par value of $0.001 per share. Each share entitles the holder to one vote, in person or proxy, on any matter on which action of the shareholder of the Company is sought.

SHARE ISSUANCES

In June, 2010, the Company issued 50,000 common shares to its Director at $0.01 per share, in exchange for $500.

In July, 2010, the Company issued 5,000,000 common shares at $0.001 per share to its Director in exchange for all title, rights and interest in an invention (see Note 4).

4)	ASSIGNMENT OF INVENTIONS

In July, 2010, the Company entered into an assignment agreement with its Director, whereby the Company’s Director assigned to the Company all title, right, and interest in and to the Lighted Ratcheting Wrench invention in exchange for 5,000,000 shares of the Company’s common stock, par value $0.001 (see Note 3).

As neither the common stock issued by the Company, nor the inventions assigned by its Director, are objectively measureable, the Company has offset the $5,000 in par value by a corresponding amount recorded in additional paid in capital, resulting in a net transaction value of $0.

Costs incurred to develop further the concept of the assigned inventions and filing for the patent protection of those inventions will be capitalized as intangible assets. As of September 30, and June 30, 2011 $6,485 has been capitalized as patent costs.

Delaine Corporation
(A Development Stage Company)
Notes to the Condensed Financial Statements (Unaudited)

5)	PROVISION FOR INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three-month periods ended September 30, 2011 and 2010, respectively, under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

Operating loss carry forwards totaled $4,795 for the three-month period ended September 30, 2011, and $175 for the three-month period ended September 30, 2010, and will begin to expire in 2030. Accordingly deferred Federal and State tax assets of approximately $1,678 and $61, respectively, were offset by a valuation allowance.

6)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, and June 30, 2011, the Company has a working capital deficit of $17,058 and $12,263, respectively and an accumulated deficit of $12,073 and $7,278, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, develop, patent and market its technology. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

7)	SUBSEQUENT EVENTS

Management has considered all events occurring through the date of this Quarterly Report on Form 10-Q, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an overview of the important factors that management focuses on in evaluating our business; financial condition and operating performance should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth in the Company’s reports filed with the SEC on Form 10-K, 10-Q and 8-K as well as in this Quarterly Report on Form 10-Q. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Our Company

Delaine Corporation (the “Company”) was incorporated on June 23, 2010 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30. The Company’s intended operations are to provide cost effective solutions for everyday problems encountered by homeowners as well as maintenance and construction professionals. Our initial product line comprises name brand and generic homeowner and contractor tools. We also intend to develop and manufacture our own proprietary products, and to wholesale our proprietary products to resellers, as well as directly to the public. Our proprietary products are in the development stage, and currently all of our sales are of products developed and manufactured by third party companies. We are currently planning to establish a web site to help introduce our product line to the marketplace. To date, the Company’s activities have been limited to its formation, minimal operations, and the raising of equity capital.

Results of Operations

Due to our lack of funds, our operations are limited. Our efforts have been devoted primarily to raising capital, borrowing funds and attempting to implement our planned principal activities. While the Registrant has one pending patent application, it remains uncertain whether the patent application will ever issue. Furthermore, our patent counsel informs us that the cost of both obtaining and enforcing patent protection is difficult to estimate. The inability to obtain or enforce patent protection on our lighted ratcheting wrench may have a material unfavorable impact on our ability to earn revenue or income from continuing operations. Accordingly, the Company has realized $5,414 in revenue from June 23, 2010 (Inception) through September 30, 2011, and inflation and changing prices have had no impact on the Registrant’s revenues or income from continuing operations since inception.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations. Our historical results presented below are not necessarily indicative of future operating results.

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general and administrative	$5,376	$175
Operating loss before income taxes	(5,376)	(175)

Other income	581	—

Income tax (expense) benefit	—	—

Net loss	$(4,795)	$(175)

Three Month Period Ended September 30, 2011 Compared to Three Month Period Ended September 30, 2010.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses primarily consist of legal, accounting and transfer agent fees incurred. During the three month period ended September 30, 2011, the Company incurred $5,376, compared to $175 for the three month period ended September 30, 2010, representing an increase of $5,201, or 2955.1%. This increase is primarily due to audit, filing, and transfer agent fees incurred during the three month period ended September 30, 2011, totaling $5,098, which fees were not similarly incurred during the corresponding period in the prior year.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2011 and June 30, 2011, the Company has a negative working capital of $17,058 and $12,263, respectively, and an accumulated deficit of $12,073 and $7,278, respectively.

Since we initiated our business operations, we have been funded by the private sale of equity to one investor, the Company’s President, Mr. Timothy Moore. On June 24, 2010, the Company issued 50,000 common shares to Mr. Moore, at $0.01 per share, in exchange for $500. Also, in November 2010, Mr. Moore contributed $1,000 for no further consideration. The $1,000 is considered a capital contribution, and there is no debt payable to Mr. Moore in conjunction with the contribution.

As of September 30, 2011 and June 30, 2011, accounts payable totaled $17,575 and $15,960, respectively.

We currently have very little cash on hand and no other liquid assets. Therefore, in order to carry on our business, we must obtain additional capital. The Company intends to fund continuing operations through equity financing arrangements; however, we have no current prospects for any equity financing arrangements. Therefore, available capital may be insufficient to fund capital expenditures, required working capital, and other cash requirements for the next twelve months.

The successful execution of our business plan requires significant cash resources. Because of our limited operating history, equity or debt financing arrangements may not be available in amounts and on terms acceptable to us, if at all. Additionally, because we intend to rely upon the sale of additional equity securities, there is a risk that your shares will suffer additional dilution. Furthermore, if we incur additional indebtedness there is a risk that increased debt service obligations will restrict our operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders.

As of September 30, 2011 and June 30, 2011, we had no material commitments for capital expenditures.

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

*filed herewith
(1) Incorporated by reference to the Form S-1 registration statement filed on January 25, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 16, 2011

By:	DELAINE CORPORATION

By: /s/ Timothy A. Moore
Timothy A. Moore, President