Form 10-Q
period 2011-12-31
Delaine Corp
filed 2012-02-14
CIK 1496139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2011

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

Yes ☐ No ☒

As of February 13, 2012, there are 6,080,000 shares of common stock outstanding.

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

Delaine Corporation
(A Development Stage Company)

Condensed Financial Statements (Unaudited)
December 31, 2011
June 30, 2011

Delaine Corporation
(A Development Stage Company)

Index to the Condensed Financial Statements (Unaudited)

December 31, 2011 (Unaudited)
June 30, 2011

Condensed Balance Sheets as of December 31, 2011 (Unaudited) and June 30, 2011	3

Condensed Statements of Operations (Unaudited) for the six-month period ended December 31, 2011 and 2010, and for the three-month period ended December 31, 2011 and 2010, and for the period from June 23, 2010 (Inception) to December 31, 2011	4

Condensed Statements of Cash Flows (Unaudited) for the six-month period ended December 31, 2011 and 2010, and for the period from June 23, 2010 (Inception) to December 31, 2011	5

Condensed Statement of Changes of Stockholder’s Deficit (Unaudited) for the period from June 23, 2010 (Inception) to December 31, 2011	6

Notes to the Condensed Financial Statements (Unaudited)	7-12

Delaine Corporation
(A Development Stage Company)
Condensed Balance Sheets

	December 31, 2011	June 30, 2011

ASSETS
Current assets:
Cash	$9,879	$3,697
Total current assets	$9,879	$3,697

Intangible assets	6,485	6,485
Total assets	$16,364	$10,182

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,622	$15,960
Total current liabilities	29,622	15,960

Stockholders’ Deficit
Common stock, par value $.001, 75,000,000 shares authorized, 6,040,000 and 5,050,000 issued and outstanding as of December 31, 2011 and June 30, 2011	6,040	5,050
Additional paid-in capital	5,360	(3,550)
Deficit accumulated during the development stage	(24,658)	(7,278)
Total stockholders’ deficit	(13,258)	(5,778)
Total liabilities and stockholders’ deficit	$16,364	$10,182

See accompanying notes to the condensed financial statements (unaudited).

Delaine Corporation
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	For the Six Month Period Ended December 31, 2011	For the Six Month Period Ended December 31, 2010	For the Three Month Period Ended December 31, 2011	For the Three Month Period Ended December 31, 2010	From Inception (June 23, 2010) Through December 31, 2011

Net Revenue	$—	$21	$—	$21	$5,414

Operating expenses:
Selling, general and administrative	17,961	746	7,474	571	30,653
Operating loss before income taxes	(17,961)	(725)	(7,474)	(550)	(25,239)

Other income	581	—	—	—	581

Income tax (expense) benefit	—	—	—	—	—

Net loss	$(17,380)	$(725)	$(7,474)	$(550)	$(24,658)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	5,280,833	4,234,783	5,511,667	5,050,000

See accompanying notes to the condensed financial statements (unaudited).

Delaine Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

	For the Six Month Period Ended December 31, 2011	For the Six Month Period Ended December 31, 2010	From Inception (June 23, 2010) Through December 31, 2011

Cash flows from operating activities:
Net loss	$(17,380)	$(725)	$(24,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	—	(180)	—
Accounts payable	13,662	5,314	29,621
Net cash used in operating activities	(3,718)	4,409	4,964

Cash flows from investing activities:	—	(5,000)	(6,485)
Net cash used in investing activities	—	(5,000)	(6,485)

Cash flows from financing activities:
Contributed capital	—	1,000	1,000
Issuance of common stock for cash	9,900	500	10,400
Net cash provided by financing activities	9,900	1,500	11,400

Net increase in cash	6,182	909	9,879
Cash at beginning of period	3,697	—	—
Cash at end of period	$9,879	$909	$9,879

Supplemental Information and Non-Monetary Transactions:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
5,000,000 common shares issued for patent rights	$—	$5,000	$5,000

See accompanying notes to the condensed financial statements (unaudited).

Delaine Corporation
(A Development Stage Company)
Condensed Statement of Changes of Stockholder’s Deficit (Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Balance, June 23, 2010 (Inception)	—	$—	$—	$—	$—
Common stock issued for cash at $0.01 per share	50,000	50	450	—	500
Net loss for the year ended June 30, 2010	—	—	—	(644)	(644)
Balance, June 30, 2010	50,000	50	450	(644)	(144)
Common stock issued for patent rights at $0.001 per share	5,000,000	5,000	(5,000)	—	—
Contributed capital	—	—	1,000	—	1,000
Net loss for the year ended June 30, 2011	—	—	—	(6,634)	(6,634)
Balance, June 30, 2011	5,050,000	$5,050	$(3,550)	$(7,278)	$(5,778)
Common stock issued for cash at $0.01 per share	990,000	990	8,910	—	9,900
Net loss for the six month period ended December 31, 2011	—	—	—	(17,380)	(17,380)
Balance, December 31, 2011	6,040,000	$6,040	$5,360	$(24,658)	$(13,258)

See accompanying notes to the condensed financial statements (unaudited).

Delaine Corporation
(A Development Stage Company)
Notes to the Condensed Financial Statements (Unaudited)

1)	ORGANIZATION

Delaine Corporation (the “Company”) was incorporated on June 23, 2010 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

The Company’s intended operations are to provide cost effective solutions for everyday problems encountered by homeowners as well as maintenance and construction professionals. Our initial product line comprises name brand and generic homeowner and contractor tools. We also intend to develop and manufacture our own proprietary products, and to wholesale our proprietary products to resellers, as well as directly to the public. Our proprietary products are in the development stage, and currently all of our sales are of products developed and manufactured by third party companies. We established a web site to help introduce our product line to the marketplace. To date, the Company’s activities have been limited to its formation, minimal operations, and the raising of equity capital.

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
Notes to the Financial Statements (Unaudited)

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
Notes to the Financial Statements (Unaudited)

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, and June 30, 2011.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, and June 30, 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, and June 30, 2011.

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
Notes to the Financial Statements (Unaudited)

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
Notes to the Financial Statements (Unaudited)

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

In July, 2010, the Company issued 5,000,000 common shares at $0.001 per share to its Director in exchange for all title, rights, and interest in an invention (see Note 4).

In October, 2011, the Company issued 395,000 common shares at $0.01 per share to twelve individuals, in exchange for $3,950.

In November, 2011, the Company issued 595,000 common shares at $0.01 per share to eighteen individuals, in exchange for $5,950.

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

Costs incurred to develop further the concept of the assigned inventions and filing for the patent protection of those inventions will be capitalized as intangible assets. As of December 31, 2011 and June 30, 2011 $6,485 has been capitalized as patent costs.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three-month periods ended December 30, 2011 and 2010, respectively, under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

Operating loss carry forwards totaled $24,658 as of December 31, 2011, and $7,278 as of June 30, 2011, and will begin to expire in 2030. Accordingly, deferred Federal tax assets of approximately $8,630 and $2,547, respectively, were offset by a valuation allowance.

6)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, and June 30, 2011, the Company has a working capital deficit of $19,743 and $12,263 respectively and an accumulated deficit of $24,658 and $7,278, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Delaine Corporation
(A Development Stage Company)
Notes to the Condensed Financial Statements (Unaudited)

7)	SUBSEQUENT EVENTS

In January, 2012, the Company issued 40,000 common shares at $0.01 per share to one individual, in exchange for $400.

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

Our Company

Delaine Corporation (the “Company”) was incorporated on June 23, 2010 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30. The Company’s operations are to provide cost effective solutions for everyday problems encountered by homeowners as well as maintenance and construction professionals. Our initial product line comprises name brand and generic homeowner and contractor tools. We also intend to develop and manufacture our own proprietary products, and to wholesale our proprietary products to resellers, as well as directly to the public. Our proprietary products are in the development stage, and currently all of our sales are of products developed and manufactured by third party companies. We have established a web site to help introduce our product line to the marketplace. To date, the Company’s activities have been limited to its formation, offering products for sale on our website, and the raising of equity capital.

Results of Operations

We currently offer over 100 products for sale through our online catalog, however, due to lack of funds our ability to promote our products has been limited. To date, our efforts have been devoted primarily to raising capital, borrowing funds and running and maintaining our online catalog. While the Registrant has one pending patent application, it remains uncertain whether the patent application will ever issue. Furthermore, our patent counsel informs us that the cost of both obtaining and enforcing patent protection is difficult to estimate. The inability to obtain or enforce patent protection on our lighted ratcheting wrench may have a material unfavorable impact on our ability to earn revenue or income from continuing operations. Accordingly, the Company has realized $5,414 in revenue from June 23, 2010 (Inception) through December 31, 2011, and inflation and changing prices have had no impact on the Registrant’s revenues or income from continuing operations since inception.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations. Our historical results presented below are not necessarily indicative of future operating results.

	Six Months Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)

Net Revenue	—	21

Operating expenses:
Selling, general and administrative	$17,961	$746
Operating loss before income taxes	(17,961)	(725)

Other income	581	—

Income tax (expense) benefit	—	—

Net loss	$(17,380)	$(725)

Six Month Period Ended December 31, 2011 Compared to Six Month Period Ended December 31, 2010.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses primarily consist of legal, accounting and transfer agent fees incurred. During the six month period ended December 31, 2011, the Company incurred $17,961, compared to $746 for the six month period ended December 31, 2010, representing an increase of $17,215, or 2307.6%. This increase is primarily due to audit, filing, and transfer agent fees incurred during the six month period ended December 31, 2011, which fees were not similarly incurred during the corresponding period in the prior year.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2011 and June 30, 2011, the Company has a negative working capital of $19,743 and $12,263, respectively, and an accumulated deficit of $24,658 and $7,278, respectively.

Since we initiated our business operations, we have been funded by the private sale of equity to thirty-one investors.

In June 2010, the Company issued 50,000 common shares to its president, Mr. Moore, at $0.01 per share, in exchange for $500.

In October 2011, the Company issued 395,000 common shares at $0.01 per share to twelve individuals, in exchange for $3,950.

In November 2011, the Company issued 595,000 common shares at $0.01 per share to eighteen individuals, in exchange for $5,950.

In January 2012, the Company issued 40,000 common shares at $0.01 per share to one individual, in exchange for $400.

Also, in November 2010, our president, Mr. Moore, contributed $1,000 for no further consideration. The $1,000 is considered a capital contribution, and there is no debt payable to Mr. Moore in conjunction with the contribution.

As of December 31, 2011 and June 30, 2011, accounts payable totaled $29,622 and $15,960, respectively.

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

As of December 31, 2011 and June 30, 2011, we had no material commitments for capital expenditures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2012

By:	DELAINE CORPORATION

By: /s/ Timothy A. Moore
Timothy A. Moore, President