Form 10-Q/A
period 2011-09-30
Delaine Corp
filed 2012-02-15
CIK 1496139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of November 14, 2011, there are 5,050,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Delaine” and the “Registrant” refer to Delaine Corporation unless the context indicates another meaning.

EXPLANATORY NOTE

Delaine Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, originally filed with the Securities and Exchange Commission on November 14, 2011, to correct for material misstatement of expenses for interactive data file conversion.

No changes have been made to the Form 10-Q other than as described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update disclosures made in the Form 10-Q.

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

Delaine Corporation
(A Development Stage Company)

Condensed Financial Statements (Unaudited)
September 30, 2011
June 30, 2011

Delaine Corporation
(A Development Stage Company)

Index to the Condensed Financial Statements (Unaudited)

September 30, 2011 (Unaudited)
June 30, 2011

Condensed Balance Sheets as of September 30, 2011 (Unaudited) and June 30, 2011	3

Condensed Statements of Operations (Unaudited) for the three-month period ended September 30, 2011 and 2010, and for the period from June 23, 2010 (Inception) to September 30, 2011	4

Condensed Statements of Cash Flows (Unaudited) for the three-month period from September 30, 2011 and 2010, and for the period from June 23, 2010 (Inception) to September 30, 2011	5

Condensed Statement of Changes of Stockholder’s Deficit (Unaudited) for the period from June 30, 2010 (Inception) to September 30, 2011	6

Notes to the Condensed Financial Statements (Unaudited)	7-12

Delaine Corporation
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2011	June 30, 2011
	Unaudited
ASSETS
Current assets:
Cash	$517	$3,697
Total current assets	$517	$3,697

Intangible assets	6,485	6,485
Total assets	$7,002	$10,182

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$22,685	$15,960
Total current liabilities	22,685	15,960

Stockholder’s Deficit
Common stock, par value $.001, 75,000,000 shares authorized, 5,050,000 and 50,000 issued and outstanding as of September 30, 2011 and June 30, 2011	5,050	5,050
Additional paid-in capital	(3,550)	(3,550)
Deficit accumulated during the development stage	(17,183)	(7,278)
Total stockholder’s deficit	(15,683)	(5,778)
Total liabilities and stockholder’s deficit	$7,002	$10,182

See accompanying notes to the condensed financial statements.

Delaine Corporation
(A Development Stage Company)
Condensed Statements of Operations

	For the Three Month Period Ended September 30, 2011	For the Three Month Period Ended September 30, 2010	From Inception (June 23, 2010) Through September 30, 2011
	Unaudited		Unaudited
Net Revenue	$—	$—	$5,414

Operating expenses:
Selling, general and administrative	10,486	175	23,178
Operating loss before income taxes	(10,486)	(175)	(17,764)

Other income	581	—	581

Income tax (expense) benefit	—	—	—

Net loss	$(9,905)	$(175)	$(17,183)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	5,050,000	3,419,565

See accompanying notes to the condensed financial statements.

Delaine Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows

	For the Three Month Period Ended September 30, 2011	For the Three Month Period Ended September 30, 2010	From Inception (June 23, 2010) Through September 30, 2011
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net loss	$(9,905)	$(175)	$(17,183)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accounts payable	6,725	175	22,685
Net cash (used in) provided by operating activities	(3,180)	—	5,502

Cash flows from investing activities:	—	—	(6,485)
Net cash used in investing activities	—	—	(6,485)

Cash flows from financing activities:
Contributed capital	—	—	1,000
Issuance of common stock for cash	—	500	500
Net cash provided by financing activities	—	500	1,500

Net increase in cash	(3,180)	500	517
Cash at beginning of period	3,697	—	—
Cash at end of period	$517	$500	$517

Supplemental Information and Non-Monetary Transactions:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
5,000,000 common shares issued for patent rights	$—	$—	$5,000

See accompanying notes to the condensed financial statements.

Delaine Corporation
(A Development Stage Company)
Condensed Statement of Changes of Stockholder’s Deficit (Unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
	Shares	Amount

Balance, June 23, 2010 (Inception)	—	$—	$—	$—	$—
Common stock issued for cash at $0.01 per share	50,000	50	450	—	500
Net loss for the year ended June 30, 2010	—	—	—	(644)	(644)
Balance, June 30, 2010	50,000	50	450	(644)	(144)
Common stock issued for patent rights at $0.001 per share	5,000,000	5,000	(5,000)	—	—
Contributed capital	—	—	1,000	—	1,000
Net loss for the year ended June 30, 2011	—	—	—	(6,634)	(6,634)
Balance, June 30, 2011	5,050,000	$5,050	$(3,550)	$(7,278)	$(5,778)
Net loss for the three month period ended September 30, 2011	—	—	—	(9,905)	(9,905)
Balance, September 30, 2011	5,050,000	$5,050	$(3,550)	$(17,183)	$(15,683)

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

Operating loss carry forwards totaled $9,905 for the three-month period ended September 30, 2011, and $175 for the three-month period ended September 30, 2010, and will begin to expire in 2030. Accordingly deferred Federal and State tax assets of approximately $3,467 and $61, respectively, were offset by a valuation allowance.

6)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, and June 30, 2011, the Company has a working capital deficit of $22,168 and $12,263, respectively and an accumulated deficit of $17,183 and $7,278, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general and administrative	$10,486	$175
Operating loss before income taxes	(10,486)	(175)

Other income	581	-

Income tax (expense) benefit	-	-

Net loss	$(9,905)	$(175)

Three Month Period Ended September 30, 2011 Compared to Three Month Period Ended September 30, 2010.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses primarily consist of legal, accounting and transfer agent fees incurred.  During the three month period ended September 30, 2011, the Company incurred $10,486, compared to $175 for the three month period ended September 30, 2010, representing an increase of $10,311, or 5,892%.  This increase is primarily due to audit, filing, and transfer agent fees incurred during the three month period ended September 30, 2011, totaling $10,208, which fees were not similarly incurred during the corresponding period in the prior year.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2011 and June 30, 2011, the Company has a negative working capital of $22,168 and $12,263, respectively, and an accumulated deficit of $17,183 and $7,278, respectively.

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

As of September 30, 2011 and June 30, 2011, accounts payable totaled $22,685 and $15,960, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer identified a material weakness in that some invoices for services were not timely included in the quarterly financial information.  Our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective for such material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were significant changes in our internal controls in the timely distribution of material information for timely and proper inclusion in the financial reports that will significantly affect these controls subsequent to the evaluation date.  We have not identified any additional significant deficiencies or material weaknesses in our internal controls, and therefore no other corrective actions were taken.

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

February 15, 2012

By:	DELAINE CORPORATION

By: /s/ Timothy A. Moore
Timothy A. Moore, President