Form 10-Q
period 2012-03-31
Delaine Corp
filed 2012-05-18
CIK 1496139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-171861

Delaine Corporation
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

361 N Dalton Avenue, Albany, IN 47320
(Address of principal executive offices, including zip code.)

(765) 744-8383
(Registrant's telephone number, including area code)

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

As of May 8, 2012, there are 6,080,000 shares of common stock outstanding.

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

Delaine Corporation
(A Development Stage Company)

Condensed Financial Statements (Unaudited)
March 31, 2012
June 30, 2011

Delaine Corporation
(A Development Stage Company)

Index to the Condensed Financial Statements (Unaudited)

March 31, 2012 (Unaudited)
June 30, 2011

Condensed Balance Sheets as of March 31, 2012 (Unaudited) and June 30, 2011	F-2

Condensed Statements of Operations (Unaudited) for the nine-month periods ended March 31, 2012 and 2011, and for the three-month periods ended March 31, 2012 and 2011, and for the period from June 23, 2010 (Inception) to March 31, 2012	F-3

Condensed Statements of Cash Flows (Unaudited) for the nine-month periods ended March 31, 2012 and 2011, and for the period from June 23, 2010 (Inception) to March 31, 2012	F-4

Notes to the Condensed Financial Statements (Unaudited)	F-5

Delaine Corporation
(A Development Stage Company)
Condensed Balance Sheets (Unaudited)

	March 31, 2012	June 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$3,054	$3,697
Total current assets	3,054	3,697

Intangible assets	6,485	6,485
Total assets	$9,539	$10,182

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$33,637	$15,960
Total current liabilities	33,637	15,960

Stockholders' Deficit:
Common stock, par value $0.001, 75,000,000 shares authorized, 6,080,000 and 5,050,000 issued and outstanding as of March 31, 2012 and June 30, 2011	6,080	5,050
Additional paid-in capital	5,720	(3,550)
Deficit accumulated during the development stage	(35,898)	(7,278)
Total stockholders' deficit	(24,098)	(5,778)
Total liabilities and stockholders' deficit	$9,539	$10,182

See accompanying notes to the condensed financial statements (unaudited).

Delaine Corporation
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	For the Nine Month Period Ended March 31, 2012	For the Nine Month Period Ended March 31, 2011	For the Three Month Period Ended March 31, 2012	For the Three Month Period Ended March 31, 2011	From Inception (June 23, 2010) Through March 31, 2012

Net Revenue	$-	$1,917	$-	$1,896	$5,414

Operating expenses:
Selling, general and administrative	29,201	4,640	11,240	3,894	41,893
Operating loss before income taxes	(29,201)	(2,723)	(11,240)	(1,998)	(36,479)

Other income	581	-	-	-	581

Income tax (expense) benefit	-	-	-	-	-

Net loss	$(28,620)	$(2,723)	$(11,240)	$(1,998)	$(35,898)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	5,579,073	4,502,555	6,071,209	5,050,000

See accompanying notes to the condensed financial statements (unaudited).

Delaine Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

	For the Nine Month Period Ended March 31, 2012	For the Nine Month Period Ended March 31, 2011	From Inception (June 23, 2010) Through March 31, 2012

Cash flows from operating activities:
Net loss	$(28,620)	$(2,723)	$(35,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	17,677	10,063	33,637
Net cash used in operating activities	(10,943)	7,340	(2,261)

Cash flows from investing activities:	-	(6,485)	(6,485)
Net cash used in investing activities	-	(6,485)	(6,485)

Cash flows from financing activities:
Contributed capital	-	1,000	1,000
Issuance of common stock for cash	10,300	-	10,800
Net cash provided by financing activities	10,300	1,000	11,800

Net increase in cash	(643)	1,855	3,054
Cash at beginning of period	3,697	500	-
Cash at end of period	$3,054	$2,355	$3,054

Supplemental Information and Non-Monetary Transactions:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
5,000,000 common shares issued for patent rights	$-	$5,000	$5,000

See accompanying notes to the condensed financial statements (unaudited).

Delaine Corporation
(A Development Stage Company)
Notes to the Condensed Financial Statements (Unaudited)

1)	ORGANIZATION

Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements of Delaine Corporation, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its June 30, 2011 Annual Report on Form 10-K. Operating results for the period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. As used in these Notes to the Condensed Financial Statements, the terms the "Company,” "we,” "us,” "our," and similar terms refer to Delaine Corporation. Significant accounting policies disclosed therein have not changed except as noted below.

Delaine Corporation was incorporated on June 23, 2010 in the State of Nevada.  The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

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

Delaine Corporation
(A Development Stage Company)
Notes to the Condensed Financial Statements (Unaudited)

1)	ORGANIZATION (CONTINUED)

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $3,054 and $3,697 in cash and cash equivalents as of March 31, 2012 and June 30, 2011, respectively.

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

              RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, result of operations or cash flows.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued Accounting Standard Update 2011-10, “Derecognition of in Substance Real Estate—a Scope Clarification” to clarify that when a parent (reporting entity) ceases to have a controlling financial interest (as described in ASC subtopic 810-10, Consolidation) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in subtopic 360-20, Property, Plant and Equipment, to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Under this new guidance, even if the reporting entity ceases to have a controlling financial interest under subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This amendment is applicable to us prospectively for deconsolidation events occurring after June 15, 2012. The adoption of this accounting standard update will become effective for the reporting period beginning July 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Delaine Corporation
(A Development Stage Company)
Notes to the Condensed Financial Statements (Unaudited)

4)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2012 and June 30, 2011, the Company has a working capital deficit of $30,583 and $12,263, respectively and an accumulated deficit of $35,898 and $7,278, respectively.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Our Company

Delaine Corporation (the “Company”) was incorporated on June 23, 2010 in the State of Nevada.  The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.  The Company’s operations are to provide online sales of products for use by maintenance, construction and automotive professionals and do-it-yourselfers.  Our initial product line comprises name brand and generic homeowner and contractor tools.  We also intend to develop and manufacture our own proprietary products, and to wholesale our proprietary products to resellers, as well as directly to the public. Our proprietary products are in the development stage, and currently all of our sales are of products developed and manufactured by third party companies.  We have established a web site to help introduce our product line to the marketplace.  To date, the Company’s activities have been limited to its formation, offering products for sale on our website, and the raising of equity capital.

Results of Operations

We currently offer over 100 products for sale through our online catalog, however, due to lack of funds our ability to promote our products has been limited.  To date, our efforts have been devoted primarily to raising capital, borrowing funds and running and maintaining our online catalog.  While the Registrant has one pending patent application, it remains uncertain whether the patent application will ever issue.  Furthermore, our patent counsel informs us that the cost of both obtaining and enforcing patent protection is difficult to estimate.  The inability to obtain or enforce patent protection on our lighted ratcheting wrench may have a material unfavorable impact on our ability to earn revenue or income from continuing operations.  Accordingly, the Company has realized $5,414 in revenue from June 23, 2010 (Inception) through March 31, 2012, and inflation and changing prices have had no impact on the Registrant's revenues or income from continuing operations since inception.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations.  Our historical results presented below are not necessarily indicative of future operating results.

	Nine Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Net Revenue	$-	$1,917

Operating expenses:
Selling, general and administrative	29,201	4,640
Operating loss before income taxes	(29,201)	(4,640)

Other income	581	-

Income tax (expense) benefit	-	-

Net loss	$(28,620)	$(2,723)

Nine Month Period Ended March 31, 2012 Compared to Nine Month Period Ended March 31, 2011.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses primarily consist of legal, accounting, transfer agent fees and EDGAR filing fees incurred.  During the nine month period ended March 31, 2012, the Company incurred $29,201 of expense, compared to $4,640 for the nine month period ended March 31, 2011, representing an increase of $24,561, or 529.3%.  This increase is primarily due to audit, filing, EDGAR filing fees and transfer agent fees incurred during the nine month period ended March 31, 2012, which fees were not similarly incurred during the corresponding period in the prior year.

Three Month Period Ended March 31, 2012 Compared to Three Month Period Ended March 31, 2011.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses primarily consist of legal, accounting and transfer agent fees incurred.  During the three month period ended March 31, 2012, the Company $11,240 of expense compared to $3,894 for the three month period ended March 31, 2011, representing an increase of $7,346, or 188.6%.  This increase is primarily due to audit, filing, and transfer agent fees incurred during the three month period ended March 31, 2012, which fees were not similarly incurred during the corresponding period in the prior year.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2012 and June 30, 2011, the Company has a negative working capital of $30,583 and $12,263, respectively, and an accumulated deficit of $35,898 and $7,278, respectively.

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

As of March 31, 2012 and June 30, 2011, accounts payable totaled $33,637 and $15,960, respectively.

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

As of March 31, 2012 and June 30, 2011, we had no material commitments for capital expenditures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
_________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELAINE CORPORATION

May 17, 2012	By:	/s/ Timothy A. Moore
Timothy A. Moore,
President