Form 10-K/A
period 2012-06-30
Delaine Corp
filed 2012-11-27
CIK 1496139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Delaine Corporation
(A Development Stage Company)

Index to the Audited Financial Statements

For the Period from June 23, 2010 (Inception) to
June 30, 2012

Morrill & Associates, LLC
Certified Public Accountants
1448 North 2000 West, Suite 3
Clinton, Utah 84015
801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Delaine Corp. (a development stage company)
Wyckoff, New Jersey

We have audited the accompanying balance sheet of Delaine Corp. (a development stage company) as of June 30, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the year ended June 30, 2012 and for the period from inception on June 23, 2010 thru June 30, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delaine Corp. (a development stage company) as of June 30, 2012 and the results of its operations and cash flows for the year ended June 30, 2012 and for the period from inception on June 23, 2010 thru June 30, 2012 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no significant operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates
Clinton, Utah 84015
November 15, 2012

PERSONAL FINANCIAL PLANNING,
BUSINESS SERVICES & TAX PLANNING

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Delaine Corporation

We have audited the accompanying balance sheets of Delaine Corporation (A Development Stage Enterprise) as of June 30, 2011 and 2010 and the related statements of operations, stockholdersequity, and cash flows for the periods then ended and the period June 2, 2010 (inception) through June 30, 2011. These financial statements are the responsibility of the Company's  management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements -are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over fmancial  reporting as a basis for designing audit procedures that are appropriate  in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over fmancial reporting.  Accordingly,  we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes assessing the accounting principles  used and significant estimates  made by management, as· well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delaine Corporation (A Development Stage Enterprise) as of June 30, 2011 and 2010 and the results of its operations and cash flows for the periods then ended and the period June 23, 2010 (inception) through June 30,
2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

August 13, 2011
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 200 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 27, 2012.

DELAINE CORPORATION

By:	/s/ Mariusz Girt
Mariusz Girt, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DELAINE CORPORATION

Date: November 27, 2012	By:	/s/ Mariusz Girt
Mariusz Girt, President, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Sole Director