Form 10-Q
period 2012-09-30
Delaine Corp
filed 2012-11-27
CIK 1496139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-171861

Delaine Corporation
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

393 Crescent Ave, Wyckoff, NJ 07481
(Address of principal executive offices, including zip code.)

(862) 251-5912
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

As of November 14, 2012, there are 45,980,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Delaine” and the “Registrant” refer to Delaine Corporation unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the June 30, 2012 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Delaine Corporation
(A Development Stage Company)

Condensed Financial Statements
September 30, 2012 (Unaudited)
& June 30, 2012

Delaine Corporation
(A Development Stage Company)

Index to the Financial Statements

September 30, 2012 (Unaudited)
June 30, 2012

Balance Sheets as of September 30, 2012 (Unaudited) and June 30, 2012	5

Statements of Operations (Unaudited) for the three-month periods ended September 30, 2012 and 2011, and for the period from June 23, 2010 (Inception) to September 30, 2012	6

Statements of Cash Flows (Unaudited) for the three-month periods ended September 30, 2012 and 2011, and for the period from June 23, 2010 (Inception) to September 30, 2012	7

Notes to the Financial Statements (Unaudited)	8

Delaine Corporation
(A Development Stage Company)
Balance Sheets

	September 30, 2012	June 30, 2012
	(Unaudited)
ASSETS

Current assets:
Cash	$42,905	$186,602
Prepaid expenses	80,833	-
Total current assets	123,738	186,602

Property, plant and equipment, net	1,605	-

Intangible assets	353,194	353,194
Total assets	$478,537	$539,796

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,986	$4,544
Total current liabilities	5,986	4,544

Stockholder's Equity (Deficit)
Preferred stock, par value $0.001, 10,000,000 shares authorized, 400,000 and zero shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	400	400
Common stock, par value $0.001, 100,000,000 shares authorized, 45,980,000 and 30,300,000 issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	45,980	45,980
Additional paid-in capital	567,422	567,422
Deficit accumulated during the development stage	(141,251)	(78,550)
Total stockholder's equity (deficit)	472,551	535,252
Total liabilities and stockholder's equity (deficit)	$478,537	$539,796

See accompanying notes to the financial statements (unaudited).

Delaine Corporation
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the Three Month Period Ended September 30, 2012	For the Three Month Period Ended September 30, 2011	From Inception (June 23, 2010) Through September 30, 2012

Net Revenue	$-	$-	$5,414

Operating expenses:
Selling, general and administrative	62,647	5,376	147,193
Depreciation expense	82	-	82
Operating loss before income taxes	(62,729)	(5,376)	(141,861)

Other income	28	581	610

Income tax (expense) benefit	-	-	-

Net loss	$(62,701)	$(4,795)	$(141,251)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	45,980,000	30,300,000

See accompanying notes to the financial statements (unaudited).

Delaine Corporation
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	For the Three Month Period Ended September 30, 2012	For the Three Month Period Ended September 30, 2011	From Inception (June 23, 2010) Through September 30, 2012

Cash flows from operating activities:
Net loss	$(62,701)	$(4,795)	$(141,251)
Loss on asset disposition	-	-	6,485
Depreciation expense	82	-	82
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	1,442	1,615	5,986
Prepaid expenses	(80,833)	-	(80,833)
Net cash used in operating activities	(142,010)	(3,180)	(209,531)

Cash flows from investing activities:	(1,687)	-	(8,172)
Net cash used in investing activities	(1,687)	-	(8,172)

Cash flows from financing activities:
Contributed capital	-	-	6,000
Issuance of common stock for cash	-	-	254,608
Net cash provided by financing activities	-	-	260,608

Net increase in cash	(143,697)	(3,180)	42,905
Cash at beginning of period	186,602	3,697	-
Cash at end of period	$42,905	$517	$42,905

Supplemental Information and Non-Monetary Transactions:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
3,456,960 common shares issued for proprietary technology	$-	$-	$208,466
400,000 preferred shares issued for proprietary technology	$-	$-	$144,728

See accompanying notes to the financial statements (unaudited).

Delaine Corporation
(A Development Stage Company)
Notes to the Financial Statements (Unaudited)

1)	BASIS FOR FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2012 audited financial statements as reported in Form 10-K.  The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year ended June 30, 2013.

2)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2012 and June 30, 2012, the Company has an accumulated deficit of $141,251 and $78,550, respectively.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

3)	SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2012 and June 30, 2012, the Company has working capital of $117,752 and $182,058, respectively, and an accumulated deficit of $141,251 and $78,550, respectively.

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

As of September 30, 2012 and June 30, 2012, accounts payable totaled $5,986 and $4,544, respectively.

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

As of September 30, 2012 and June 30, 2012, we had no material commitments for capital expenditures.

Results of Operations

Due to a lack of funds, our ability to promote our products has been limited.  To date, our efforts have been devoted primarily to raising capital, borrowing funds and establishing our online catalog and the CarMonkeys brand name. Accordingly, the Company has realized $0 in revenue from September 30, 2011 through September 30, 2012, and inflation and changing prices have had no impact on the Registrant's revenues or income from continuing operations.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations.  Our historical results presented below are not necessarily indicative of future operating results.

	Three Month Period Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)

Net Revenue	-	-

Operating expenses:
Selling, general and administrative	$62,647	$5,376
Depreciation expense	82	-
Operating loss before income taxes	(62,729)	(5,376)

Other income	28	581

Income tax (expense) benefit	-	-

Net loss	$(62,701)	$(4,795)

Three-month period ended September 30, 2012 compared to three month period ended September 30, 2011.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses primarily consist of legal, accounting, transfer agent fees and EDGAR filing fees incurred.  During the three month period ended September 30, 2012, the Company incurred $62,647 of expense, compared to $5,376 for the three month period ended September 30, 2011, representing an increase of $57,271, or 1,065.31%.  This increase is primarily due to the salary expense incurred during the three-month period September 30, 2012 related to the Company’s newly hired president, which fees were not similarly incurred during the corresponding period in the prior year, as well as increased legal fees incurred by the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On October 16, 2012, the symbol for the Company’s common stock on the OTCBB changed from DEPN to DEPNE due to the Company’s failure to timely file its Annual Report on Form 10-K for the year ended June 30, 2012.  On November 19, 2012, the Company’s common stock represented by the symbol DEPNE was deleted from the OTCBB due to failure to comply with NASD 6530.  The Company’s common stock continues to be listed on the OTCQB and the Company intends to reapply for listing on the OTCBB immediately following the filing of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

DELAINE CORPORATION

Date: November 27, 2012	By:	/s/ Mariusz Girt
Mariusz Girt, President