Form 10-Q
period 2012-12-31
Delaine Corp
filed 2013-02-14
CIK 1496139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 12, 2013, there are 45,980,000 shares of common stock outstanding.

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

Delaine Corporation
(A Development Stage Company)

Financial Statements
December 31, 2012 (Unaudited)
and June 30, 2012

Delaine Corporation
(A Development Stage Company)

Index to the Financial Statements (Unaudited)

December 31, 2012 (Unaudited)
June 30, 2012

Balance Sheets as of December 31, 2012 (Unaudited) and June 30, 2012	5

Statements of Operations (Unaudited) for the six month periods ended December 31, 2012 and 2011, and for the three month periods ended December 31, 2012 and 2011, and for the period from June 23, 2010 (Inception) to December 31, 2012	6

Statements of Cash Flows (Unaudited) for the six month periods ended December 31, 2012 and 2011, and for the period from June 23, 2010 (Inception) to December 31, 2012	7

Notes to the Financial Statements (Unaudited).	8

Delaine Corporation
(A Development Stage Company)
Balance Sheets (Unaudited)

	December 31, 2012	June 30, 2012

ASSETS
Current assets:
Cash	$5,466	$186,602
Prepaid expenses	55,833	-
Total current assets	61,299	186,602

Property, plant and equipment, net	1,523	-

Intangible assets	353,194	353,194
Total assets	$416,016	$539,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,546	$4,544
Total current liabilities	10,546	4,544

Stockholder's Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 400,000 issued and outstanding as of December 31, 2012 and June 30, 2012	400	400
Common stock, par value $0.001, 100,000,000 shares authorized, 45,980,000 issued and outstanding as of December 31, 2012 and June 30, 2012	45,980	45,980
Additional paid-in capital	572,422	567,422
Deficit accumulated during the development stage	(213,332)	(78,550)
Total stockholder's equity	405,470	535,252
Total liabilities and stockholder's equity	$416,016	$539,796

See accompanying notes to the financial statements (unaudited).

Delaine Corporation
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the Six Month Period Ended December 31, 2012	For the Six Month Period Ended December 31, 2011	For the Three Month Period Ended December 31, 2012	For the Three Month Period Ended December 31, 2011	From Inception (June 23, 2010) Through December 31, 2012

Net Revenue	$-	$-	$-	$-	$5,414

Operating expenses:
Selling, general and administrative	134,652	17,960	72,005	7,475	219,198
Depreciation expense	163	-	81	-	163
Operating loss before income taxes	(134,815)	(17,960)	(72,086)	(7,475)	(213,947)

Other income	33	581	5	-	615

Income tax (expense) benefit	-	-	-	-	-

Net loss	$(134,782)	$(17,379)	$(72,081)	$(7,475)	$(213,332)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	45,980,000	32,725,000	45,980,000	35,050,000

See accompanying notes to the financial statements (unaudited).

Delaine Corporation
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	For the Six Month Period Ended December 31, 2012	For the Six Month Period Ended December 31, 2011	From Inception (June 23, 2010) Through December 31, 2012

Cash flows from operating activities:
Net loss	$(134,782)	$(17,379)	$(213,332)
Loss on asset disposition	-	-	6,485
Depreciation expense	163	-	163
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	6,002	13,661	10,546
Prepaid expenses	(55,833)	-	(55,833)
Net cash used in operating activities	(184,450)	(3,718)	(251,971)

Cash flows from investing activities:	(1,686)	-	(8,171)
Net cash used in investing activities	(1,686)	-	(8,171)

Cash flows from financing activities:
Contributed capital	5,000	-	11,000
Issuance of common stock for cash	-	9,900	254,608
Net cash provided by financing activities	5,000	9,900	265,608

Net increase in cash	(181,136)	6,182	5,466
Cash at beginning of period	186,602	3,697	-
Cash at end of period	$5,466	$9,879	$5,466

Supplemental Information and Non-Monetary Transactions:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
3,456,960 common shares issued for proprietary technology	$-	$-	$208,466
400,000 preferred shares issued for proprietary technology	$-	$-	$144,728

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2012 audited financial statements as reported in Form 10-K.  The results of operations for the period ended December 31, 2012 are not necessarily indicative of the operating results for the full year ended June 30, 2012.

2)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2012 and June 30, 2012, the Company has an accumulated deficit of $213,332 and $78,550, respectively.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

3)	SHARE ISSUANCES

In June, 2012, the Company’s shareholders approved a stock dividend of 5 shares of the Company’s common stock, par value $0.001, for each 1 share of the Company’s common stock held as of July 6, 2012, and 5 shares of common stock for each 1 share of preferred stock held as of July 6, 2012.  As a result of the stock dividend, the Company’s common shares issued and outstanding increased to 45,980,000 as of June, 2012.  These increased amounts have been retrospectively applied for the six month period ended December 31, 2012 and for the year ended June 30, 2012.

4)	SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2012 and June 30, 2012, the Company has working capital of $50,753 and $182,058, respectively, and an accumulated deficit of $213,332 and $78,550, respectively.

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

In June, 2012, the Company approved a stock dividend of 5 shares of the Company’s common stock, par value $0.001, for each 1 share of the Company’s common stock held as of July 6, 2012, and 5 shares of common stock for each 1 share of preferred stock held as of July 6, 2012.  Accordingly, in June, 2012, the Company issued 3,456,960 common shares at $0.36182 per share to acquire technology, and 2,000,000 common shares to effect the 5 shares of common stock for each share of preferred stock.

In May, 2012, the Company’s president contributed $5,000 for no further consideration.  The $5,000 is considered a capital contribution, and there is no debt payable to Mr. Moore in conjunction with the contribution.

In October, 2012, the Company’s president contributed $5,000 for no further consideration.  The $5,000 is considered a capital contribution, and there is no debt payable to Mr. Moore in conjunction with the contribution.

As of December 31, 2012 and June 30, 2012, accounts payable totaled $10,546 and $4,544, respectively.

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

As of December 31, 2012 and June 30, 2012, we had no material commitments for capital expenditures.

Results of Operation

Due to a lack of funds, our ability to promote our products has been limited.  To date, our efforts have been devoted primarily to raising capital, borrowing funds and establishing our online catalog and the CarMonkeys brand name. Accordingly, the Company has realized $0 in revenue from December 31, 2011 through December 31, 2012, and inflation and changing prices have had no impact on the Registrant's revenues or income from continuing operations.

The following table sets forth a summary, for the periods indicated, our consolidated results of operations.  Our historical results presented below are not necessarily indicative of future operating results.

	Six Month Period Ended December 31,
	2012	2011
	(Unaudited)	(Unaudited)

Net Revenue	-	-

Operating expenses:
Selling, general and administrative	$134,652	$17,960
Depreciation expense	163	-
Operating loss before income taxes	(134,815)	(17,960)

Other income	33	581

Income tax (expense) benefit	-	-

Net loss	$(134,782)	$(17,379)

Six-month period ended December 31, 2012 compared to six month period ended December 31, 2011.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses primarily consist of legal, accounting, transfer agent fees and EDGAR filing fees incurred.  During the six month period ended December 31, 2012, the Company incurred $134,652 of expense, compared to $17,960 for the six month period ended December 31, 2011, representing an increase of $116,692, or 649.69%.  This increase is primarily due to the salary expense incurred during the six-month period December 31, 2012 related to the Company’s newly hired president, which fees were not similarly incurred during the corresponding period in the prior year, as well as increased legal fees incurred by the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

DELAINE CORPORATION

February 14, 2013	By:	/s/ Mariusz Girt
Mariusz Girt, President