Form 10-Q
period 2013-03-31
Delaine Corp
filed 2013-05-14
CIK 1496139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54583

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

As of May 14, 2013, there are 64,661,250 shares of common stock outstanding.

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

Delaine Corporation
(A Development Stage Company)

Index to the Financial Statements (Unaudited)

March 31, 2013 (Unaudited)

Balance Sheets as of March 31, 2013 (Unaudited) and June 30, 2012	3

Statements of Operations (Unaudited) for the nine month periods ended March 31, 2013 and 2012, and for the three month periods ended March 31, 2013 and 2012, and for the period from June 23, 2010 (Inception) to March 31, 2013	4

Statements of Cash Flows (Unaudited) for the nine month periods ended March 31, 2013 and 2012, and for the period from June 23, 2010 (Inception) to March 31, 2013	5

Notes to the Financial Statements (Unaudited)	6

Delaine Corporation
(A Development Stage Company)
Balance Sheets (Unaudited)

	March 31, 2013	June 30, 2012

ASSETS
Current assets:
Cash	$-	$186,602
Prepaid expenses	30,833	-
Total current assets	30,833	186,602

Property, plant and equipment, net	1,442	-

Intangible assets	353,194	353,194
Total assets	$385,469	$539,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks written in excess of cash balance	$165	$-
Accounts payable	19,564	4,544
Total current liabilities	19,729	4,544

Stockholder's Equity (Deficit)
Preferred stock, par value $0.001, 10,000,000 shares authorized, 400,000 shares issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	400	400
Common stock, par value $0.001, 100,000,000 shares authorized, 64,505,000 and 45,980,000 issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	64,505	45,980
Additional paid-in capital	665,797	567,422
Deficit accumulated during the development stage	(364,962)	(78,550)
Total stockholder's equity (deficit)	365,740	535,252
Total liabilities and stockholder's equity (deficit)	$385,469	$539,796

See accompanying notes to the financial statements (unaudited).

Delaine Corporation
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the Nine Month Period Ended March 31, 2013	For the Nine Month Period Ended March 31, 2012	For the Three Month Period Ended March 31, 2013	For the Three Month Period Ended March 31, 2012	From Inception (June 23, 2010) Through March 31, 2013

Net Revenue	$-	$-	$-	$-	$5,414
Operating expenses:
Selling, general and administrative	105,627	2,688	36,657	770	138,918
Professional fees	88,073	26,513	22,391	10,470	139,328
Stock issued for executive compensation	2,500	-	2,500	-	2,500
Stock issued for executive compensation - related party	25,000	-	25,000	-	25,000
Stock issued for consulting fees	65,000	-	65,000	-	65,000
Depreciation expense	245	-	82	-	245
Operating loss before income taxes	(286,445)	(29,201)	(151,630)	(11,240)	(365,577)
Other income	33	581	-	-	615
Income tax (expense) benefit	-	-	-	-	-
Net loss	$(286,412)	$(28,620)	$(151,630)	$(11,240)	$(364,962)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	58,079,145	35,045,673	63,016,056	36,480,000

See accompanying notes to the financial statements (unaudited).

Delaine Corporation
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	For the Nine Month Period Ended March 31, 2013	For the Nine Month Period Ended March 31, 2012	From Inception (June 23, 2010) Through March 31, 2013

Cash flows from operating activities:
Net loss	$(286,412)	$(28,620)	$(364,962)
Loss on asset disposition	-	-	6,485
Depreciation expense	245	-	245
Stock issued for executive compensation	2,500	-	2,500
Stock issued for executive compensation - related party	25,000	-	25,000
Stock issued for consulting fees	65,000	-	65,000
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	15,020	17,677	19,564
Prepaid expenses	(30,833)	-	(30,833)
Net cash used in operating activities	(209,480)	(10,943)	(277,001)

Cash flows from investing activities:	(1,687)	-	(8,172)
Net cash used in investing activities	(1,687)	-	(8,172)

Cash flows from financing activities:
Checks written in excess of cash balance	165	-	165
Contributed capital	14,400	-	20,400
Issuance of common stock for cash	10,000	10,300	264,608
Net cash provided by financing activities	24,565	10,300	285,173

Net increase in cash	(186,602)	(643)	-
Cash at beginning of period	186,602	3,697	-
Cash at end of period	$-	$3,054	$-

Supplemental Information and Non-Monetary Transactions:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
3,456,960 common shares issued for proprietary technology	$-	$-	$208,466
400,000 preferred shares issued for proprietary technology	$-	$-	$144,728

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2012 audited financial statements as reported in Form 10-K. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year ended June 30, 2013.

2) GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2013 and June 30, 2012, the Company has an accumulated deficit of $364,962 and $78,550, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

3) STOCKHOLDERS’ EQUITY

SHARE ISSUANCES

In January, 2013, the Company issued 10,000,000 common shares of common stock for consulting services rendered to the Company valued at $50,000. The value of the shares issued was determined to be $0.1655 per share or $1,655,000. The excess of the value of the shares issued over the value of the services received is $1,605,000 and has been recorded as a reduction of additional paid-in capital.

In January, 2013, the Company issued 3,000,000 common shares of common stock for consulting services rendered to the Company valued at $15,000. The value of the shares issued was determined to be $0.1655 per share or $496,500. The excess of the value of the shares issued over the value of the services received is $481,500 and has been recorded as a reduction of additional paid-in capital.

In January, 2013, the Company issued 25,000 common shares, par value $0.001 per share to one investor in exchange for $10,000 cash, or $0.40 per share.

In March, 2013, the Company issued 5,000,000 common shares of common stock as compensation to its Chief Financial Officer (“CFO”) for services rendered to the Company valued at $25,000 (see Note 4). The value of the shares issued was determined to be $0.1655 per share or $827,500. The excess of the value of the shares issued over the value of the services received is $802,500 and has been recorded as a reduction of additional paid-in capital.

In March, 2013, the Company issued 500,000 common shares of common stock as compensation to its Chief Technology Officer for services rendered to the Company valued at $2,500. The value of the shares issued was determined to be $0.1655 per share or $82,750. The excess of the value of the shares issued over the value of the services received is $80,250 and has been recorded as a reduction of additional paid-in capital.

CAPITAL CONTRIBUTIONS

During the nine month period ended March 31, 2013 and 2012, the Company’s President and Chief Executive Officer contributed $14,400 and $0, respectively, to fund certain operating expenses of the Company. These amounts have been recorded in additional paid-in capital.

4) RELATED PARTY TRANSACTIONS

In March, 2013, the Company appointed a family member of its President and Chief Executive Officer as its CFO. In conjunction with the appointment the Company issued 5,000,000 common shares as executive compensation for services rendered to the Company valued at $25,000 (see Note 3). This amount has been expensed as stock issued for executive compensation – related party for the nine month period ended March 31, 2013.

5) SUBSEQUENT EVENTS

In April, 2013, the Company issued 156,250 common shares at $0.128 per share to two individuals for $20,000 cash.

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

Overview

On June 13, 2012, Delaine Corporation entered into an agreement, with our president, Mariusz Girt, whereby Girt granted to the Company sole and exclusive license, within the United States of America to the proprietary technology which is the basis for our business. Since acquiring the business, our efforts have been devoted to raising capital, developing the CarMonkeys.com website, and hiring key personnel including a chief financial officer and a chief technology officer.

Delaine Corporation is an online retailer of used auto parts under the brand name Car Monkeys. The Company utilizes proprietary algorithms developed in 2008 by Mariusz Girt, the Company’s president. The Company’s proprietary search and consolidation algorithm allows us to show our customers all parts that meet their specific needs. Far more sophisticated than normal search engines, this technology understands and accounts for the fact that many identical parts and assemblies are shared across multiple models, model years, and even across brands. Most owners are completely unaware that parts from a completely different vehicle may be an exact fit for their application. Ordinary search engines do not account for this interchangeability, and as a result, severely limit the customer’s range of choices. Working from this expanded field of prospects, a second proprietary component of our technology applies advanced AI techniques to perform a complex analysis to identify parts that are simultaneously competitively priced as well as of verifiable quality. This component allows us to assess all resultant prospects, and display those that simultaneously represent the best value to our customers, a reasonable profit margin, and, most importantly, a predictive quality metric that allows us to offer a 5-year unlimited-mileage warranty on used parts purchased from us. The technology also includes a fulfillment module, and a fulfillment follow-up module, allowing real time searching of over 157 million auto parts from a trusted network of suppliers, as well as an automated process to identify in-transit shipments, and shipment problems.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2013 and June 30, 2012, the Company has working capital of $11,104 and $182,058, respectively, and an accumulated deficit of $364,962 and $78,550, respectively. Our principal asset is the intangible asset of the proprietary technology acquired in June 2012.

In order to carry on our business, we must obtain additional capital. The Company intends to fund continuing operations through equity financing. Therefore, available capital may be insufficient to fund capital expenditures, required working capital, and other cash requirements for the next twelve months. The successful execution of our business plan requires significant cash resources. Because of our limited operating history, equity or debt financing arrangements may not be available in amounts and on terms acceptable to us, if at all. Additionally, because we intend to rely upon the sale of additional equity securities, there is a risk that your shares will suffer additional dilution. Furthermore, if we incur additional indebtedness there is a risk that increased debt service obligations will restrict our operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders. Since we initiated our business operations in June 2012, we have been funded by the private sale of equity.

During the fiscal quarter ended March 31, 2013, the Company issued 18,500,000 shares for services. The value of the services received for the shares is based on the stated value of services stated in a consulting contract entered into during the fiscal quarter. The shares included 5,000,000 shares valued at $25,000 issued as a signing bonus to Pawel Girt, the Company’s newly appointed chief financial officer appointed in March 2013 and 500,000 shares valued at $2,500 were issued as a signing bonus to the Company’s newly engaged chief technology officer. 10,000,000 shares were issued to a business development, personnel and finance consultant whose contract states a $50,000 value for the services, equaling $0.005 per share value. 3,000,000 shares were issued to another business consultant similarly valued at $15,000.

The services received for shares during the fiscal quarter are valued at $92,500. The value of the shares issued is $3,061,750 or $0.1655 per share being the weighted average price per share in the below described contemporary cash sales of common shares. The excess of the value of the shares issued over the value of the services received is $2,969,250 and has been recorded as a reduction of additional paid in capital.

In January 2013, the Company issued 25,000 shares for $10,000 cash or $0.40 per share. In April 2013, the Company issued 156,250 common shares to two individuals in exchange for $20,000 cash or $0.128 per share.

As of March 31, 2013 and June 30, 2012, we had no material commitments for capital expenditures.

Results of Operation

Due to a lack of funds, our ability to promote our business has been limited. To date, our efforts have been devoted primarily to raising capital, borrowing funds, establishing our online catalog and the CarMonkeys brand name. Accordingly, the Company has realized $0 in revenue from December 31, 2011 through March 31, 2013, and inflation and changing prices have had no impact on the Registrant's revenues or income from continuing operations.  We have completed the website development and expect to commence revenue generating operations during the current fiscal quarter provided sufficient capital is available for Google Merchant Account deposits and initial financing of inventory sufficient to meet initial fulfillment obligations on purchases. We estimate the capital requirement for the first quarter of operations to be approximately $50,000 or less.

Nine-month period ended March 31, 2013 compared to nine month period ended March 31, 2012.

As of March 31, 2013 and June 30, 2012, accounts payable totaled $19,564 and $4,544, respectively and consisted primarily of legal and accounting fees.

Selling, General and Administrative Expenses:

During the nine month period ended March 31, 2013, selling, general and administrative expenses consist of $105,627 primarily for website development. For the same period there were professional fees of $88,073 for the legal, accounting, transfer agent fees and EDGAR filing fees inherent in public company regulatory compliance compared to $2,688 and $26,513 for the nine month period ended March 31, 2012.

Operating Expenses also include executive compensation of $27,500 for the 5,500,000 shares of common stock issued to the chief financial officer and the chief technology officer hired during the fiscal quarter ended March 31, 2013. There was also $65,000 expense for the issuance of 13,000,000 shares of common stock issued to two business consultants during the fiscal quarter ended March 31, 2013. The value of the issuance of these shares is based upon the weighted average price per share of cash sales in January and April, 2013, or $0.1655 per share.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please see Current Report on Form 8-K filed on March 26, 2013 for unregistered sales of equity securities during the fiscal quarter ended March 31, 2013. In April 2013, the Company also issued 156,250 common shares to two individuals in exchange for $20,000 or $0.128 per share. The shares were not registered under the Securities Act of 1933. The Registrant relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 for the above transaction in that the shares were offered and sold without general solicitation.

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
____________
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

DELAINE CORPORATION

May 14, 2013	By:	/s/ Mariusz Girt
Mariusz Girt, President