Form 10-K
period 2013-06-30
Delaine Corp
filed 2013-12-18
CIK 1496139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of October 7, 2013, there are 65,012,813 shares of common stock outstanding.

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

Pursuant to the Agreement, Girt received consideration of: (a) 576,160 restricted shares of the Company’s common stock, par value $0.001; and (b) 400,000 shares of the Company’s Class A Preferred Stock (the “Preferred Stock”). The issuance of common and Preferred Stock to Mr. Girt pursuant to the Agreement resulted in a Change of voting control of the Registrant to Mr. Girt.

3.1	Each share of the Stock has a par value and liquidation value equal to that of a share of the Company’s common stock.
3.2	The Stock ranks senior to the Company’s Common Stock.
3.3	Each share of the Stock carries 25 votes on all matters subject to vote by the Company’s shareholders.
3.4
Each Share of the Stock is entitled to the same dividends as shall be declared from time to time for each share of the Company’s common stock. In the event of a stock dividend, the stock received as a dividend shall be of the same class as would have been received if the Stock had been common stock.

3.5	Each share of the Stock shall be convertible into one common share of the Company at the sole discretion of the holder of the Stock.

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

On June 14th, 2013 the Company has launched an e-commerce website under the brand Car Monkeys listing over 88,000 SKUs in the following product categories: Engine Assemblies, Transmissions, Rear Ends and Transfer Cases with further plans to expand the product offerings to everything from small mechanical auto parts and electrical parts to complete suspensions and collision repair parts.

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

In March 2009, RL Polk released a study conducted between 2007 to 2008 which indicated that the median age of passenger cars in operation in the US increased to 9.4 years and that the median age for light trucks increased from 7.1 years in 2007 to 7.5 years in 2008. The most recent RL Polk study reveals that the average age of vehicles on America's roads has reached an all-time high of 11.4 years. Even as auto sales bounce back, Polk expects the number of vehicles 12 years and older to keep expanding, growing by more than 20% by 2018. This represents a significant increase over 1990, when the median age of vehicles in operation in the US was 6.5 years, and 1969 when the mean age for automobiles was 5.1 years.

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

Addition Of New OEM (Original Equipment Manufacturer) Parts

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

1.
While most operators of salvage facilities are competent, ethical business people, many are otherwise. A good supplier has a clear idea of the condition of each vehicle taken into their inventory, and scrupulously represents the nature of the parts they sell. High mileage or poorly maintained vehicles are sold for scrap metal, and are not parted out. Moreover, an experienced automobile dismantler is well versed in vehicle compatibility for all parts they sell. Less conscientious suppliers will ship heavily worn parts, or the wrong parts altogether. For example, the 258 cubic inch, inline six-cylinder engine found in many jeeps is virtually identical to the engine used in the same years of AMC Eagle . . . except for one critical difference: The Eagle variation has castin bosses for mounting the front differential of the Eagle’s independent front end. This distinction is subtle, and easily overlooked. Worse still, it is an incompatibility that is typically not discovered until after the engine is installed, and the final re-assembly is being completed, at which point, the mechanic discovers there is no way to mount the front wheel drive!

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

Employees

In addition to our officers, we have two full time commission sales representatives and one part time back end support staff member.

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

ITEM 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item, however there are no unresolved staff comments.

ITEM 2. Properties.

We maintain our principal executive offices at 393 Crescent Avenue, Wyckoff, NJ 07481. The Company does not own or lease any properties at this time.

ITEM 3. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 4. Mine Safety Disclosures.

Not Applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Only a sporadic and highly limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his securities in our company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. There are six broker-dealers who are Market Makers in our common stock.

Our company's securities are traded on the OTCQB operated by OTCMarkets.com under the symbol “DEPN”. Our stock has only traded on six days during the past two fiscal years at prices between $0.15 for 500 shares in July 2012 and $0.30 per share for 10,000 shares in July 2013 with total volume of 28,300 shares.

Shareholders

We have 51 shareholders of record of our common stock. We have no outstanding warrants or other agreements to issue any shares.

Dividend Policy

We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 in each of the two most recent years or joint income with a spouse exceeding $300,000 for those years excluding the value of their primary residence. For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

Our Company

Delaine Corporation (the “Company”) was incorporated on June 23, 2010 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30. Pursuant to the Reorganization Agreement entered into in June 2012, the Company’s development and operations are to provide online sales of recycled automotive parts using the Company sole’s and exclusive license to certain proprietary technology relating to online procurement of goods (the “Technology”). During the fourth quarter of fiscal year ended June 30, 2013 we launched our online store under the brand Car Monkeys, to introduce our product line to the marketplace. During the three months ended September 30, 2013 we commenced operating our second website under the brand Low Mileage Parts. As of the first quarter of fiscal 2014 we are no longer in the Development Stage.

Results of Operations

Due to a lack of funds, our ability to promote our products has been limited. To date, our efforts have been devoted primarily to raising capital, borrowing funds and establishing our online catalog and the Car Monkeys brand name. Accordingly, the Company only realized $3,210 in revenue during the fiscal year ended June 30, 2013 which represents sales during the first month after the website launch. We do not believe these results are indicative of our projected monthly sales. We had net revenue of $7,258 from June 23, 2010 (Inception) through June 30, 2013 which represents sporadic sales during development. The Company had a Net Loss of $331,020 for the fiscal year ended June 30, 2013 compared to $71,272 for the fiscal year ended June 30, 2012.

Year Ended June 30, 2013 Compared to Year Ended June 30, 2012.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses were $22,031 for the the fiscal year ended June 30, 2013 compared to $7,614 for the fiscal year ended June 30, 2012. For the fiscal year ended June 30, 2013, professional fees were $219,492 and consist of approximately $75,000 in legal fees, primarily with respect to the 2012 reorganization, $16,000 in bookkeeping and accounting fees and $99,722 paid to our chief executive officer. Professional fees were to $64,239 for the fiscal year ended June 30, 2012 and were lower primarily due to the inactivity of the Company prior to the June 2012 Reorganization. The Company recorded $93,000 for 5,500,000 common stock issued as executive compensation and 3,525,000 shares for business development consulting fees. The shares issued for services were valued at $0.1655 per share, totaling $968,588.80. The excess of the value of the shares issued over the value of the services received is $2,969,250 and has been recorded as a reduction of additional paid-in capital. The Company has no other consulting contracts which require the issuance of additional common stock.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2013 and June 30, 2012, the Company has cash of $41,334 and $186,602, respectively. The accumulated deficit for these periods is $409,570 and $78,550, respectively. Our intangible assets of $353,194 are the intellectual property.

Since we initiated our business operations, we have been funded by the private sale of equity to investors.

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

In the third and fourth quarter of the fiscal year ended June 30, 2013, the Company sold 507,813 at $0.128 per share and 25,000 at $0.40 per share private placements to sophisticated investors raising $75,000.

As of June 30, 2013 and June 30, 2012, accounts payable totaled $13,133 and $4,544, respectively.

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

As of June 30, 2013 and June 30, 2012, we had no material commitments for capital expenditures.

Off Balance Sheet Arrangements

None.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8. Financial Statements and Supplementary Data.

Delaine Corporation
(A Development Stage Company)

Financial Statements
June 30, 2013
June 30, 2012

Delaine Corporation
(A Development Stage Company)

Index to the Audited Financial Statements

For the Years Ended June 30, 2013 and 2012,
and for the Period from June 23, 2010 (Inception) to
June 30, 2013

Morrill & Associates, LLC
Certified Public Accountants
1448 North 2000 West, Suite 3
Clinton, Utah 84015
801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Delaine Corporation (A Development Stage Company)
Wykoff, NJ

We have audited the accompanying balance sheets of Delaine Corporation (a development stage company) as of June 30, 2013 and 2012 and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2013 and 2012 and from inception on June 23, 2010 through June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delaine Corporation (a development stage company) as of June 30, 2013 and 2012 and the results of its operations and cash flows for the years ended June 30, 2013 and 2012 and from inception on June 23, 2010 through June 30, 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from inception and has limited operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates
Clinton, Utah 84015

December 12, 2013

Delaine Corporation
(A Development Stage Company)
Balance Sheets

	June 30, 2013	June 30, 2012

ASSETS
Current assets:
Cash and cash equivalents	$41,334	$186,602
Accounts receivable	1,880	-
Prepaid expenses	5,833	-
Total current assets	49,047	186,602

Property, plant and equipment, net	1,361	-

Intangible assets	353,194	353,194
Total assets	$403,602	$539,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,133	$4,544
Total current liabilities	13,133	4,544

Stockholders’ Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 400,000 shares issued and outstanding as of June 30, 2013 and June 30, 2012, respectively	400	400
Common stock, par value $0.001, 100,000,000 shares authorized, 65,012,813 and 45,980,000 issued and outstanding as of June 30, 2013 and June 30, 2012, respectively	65,013	45,980
Additional paid-in capital	734,626	567,422
Deficit accumulated during the development stage	(409,570)	(78,550)
Total stockholders’ equity	390,469	535,252
Total liabilities and stockholder's equity	$403,602	$539,796

See accompanying notes to the financial statements.

Delaine Corporation
(A Development Stage Company)
Statements of Operations

	For the Year Ended June 30, 2013	For the Year Ended June 30, 2012	From Inception (June 23, 2010) Through June 30, 2013

Net Revenue	$3,210	$-	$7,258

Operating expenses:
Selling, general and administrative	22,031	7,614	29,013
Professional fees	219,492	64,239	295,609
Stock issued for executive compensation	2,500	-	2,500
Stock issued for executive compensation - related party	25,000	-	25,000
Stock issued for consulting fees	65,000	-	65,000
Depreciation expense	245	-	326
Operating loss before income taxes	(331,058)	(71,853)	(410,190)

Other income	38	581	620

Income tax (expense) benefit	-	-	-

Net loss	$(331,020)	$(71,272)	$(409,570)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average shares outstanding	54,183,852	37,522,651

See accompanying notes to the financial statements.

Delaine Corporation
(A Development Stage Company)
Statement of Changes of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, June 23, 2010 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock issued for cash at $0.00167 per share	-	-	300,000	300	200	-	500
Net loss for the year ended June 30, 2010	-	-	-	-	-	(644)	(644)
Balance, June 30, 2010	-	-	300,000	300	200	(644)	(144)
Common stock issued for patent rights at $0.001 per share	-	-	30,000,000	30,000	(30,000)	-	-
Contributed capital	-	-	-	-	1,000	-	1,000
Net loss for the year ended June 30, 2011	-	-	-	-	-	(6,634)	(6,634)
Balance, June 30, 2011	-	-	30,300,000	30,300	(28,800)	(7,278)	(5,778)
Common stock issued for cash at $0.00167 per share	-	-	6,180,000	6,180	4,120	-	10,300
Common stock issued for cash at $0.06030 per share	-	-	4,043,040	4,043	239,765	-	243,808
Preferred stock issued for proprietary technology at $0.001 per share	400,000	400	-	-	144,328	-	144,728
Common stock issued for proprietary technology at $0.06030 per share	-	-	3,456,960	3,457	205,009	-	208,466
Common stock issued for preferred stock dividend at $0.001 per share	-	-	2,000,000	2,000	(2,000)	-	-
Contributed capital	-	-	-	-	5,000	-	5,000
Net loss for the year ended June 30, 2012	-	-	-	-	-	(71,272)	(71,272)
Balance, June 30, 2012	400,000	400	45,980,000	45,980	567,422	(78,550)	535,252
Common stock issued at $0.1665 for services totaling $50,000 in value	-	-	10,000,000	10,000	1,645,000	-	1,655,000
Common stock issued at $0.1665 for services totaling $15,000 in value	-	-	3,000,000	3,000	493,500	-	496,500
Common stock issued at $0.40 for $10,000 in cash	-	-	25,000	25	9,975	-	10,000
Common stock issued at $0.1665 for services totaling $25,000 in value	-	-	5,000,000	5,000	822,500	-	827,500
Common stock issued at $0.1665 for services totaling $2,500 in value	-	-	500,000	500	82,250	-	82,750
Reduction in additional paid-in capital for the excess of the value of shares issued for services over the value of the services received.	-	-		-	(2,969,250)	-	(2,969,250)
Common stock issued for cash at $0.128	-	-	507,813	508	64,492	-	65,000
Contributed capital	-	-	-	-	18,737	-	18,737
Net loss for the year ended June 30, 2013	-	-	-	-	-	(331,020)	(331,020)
Balance, June 30, 2013	400,000	$400	65,012,813	$65,013	$734,626	$(409,570)	$390,469

See accompanying notes to the financial statements.

Delaine Corporation
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended June 30, 2013	For the Year Ended June 30, 2012	From Inception (June 23, 2010) Through June 30, 2013

Cash flows from operating activities:
Net loss	$(331,020)	$(71,272)	$(409,570)
Loss on asset disposition	-	6,485	6,485
Depreciation expense	326	-	326
Stock issued for executive compensation	2,500	-	2,500
Stock issued for executive compensation - related party	25,000	-	25,000
Stock issued for consulting fees	65,000	-	65,000
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(1,880)	-	(1,880)
Prepaid expenses	(5,833)	-	(5,833)
Accounts payable	8,589	(11,416)	13,133
Net cash used in operating activities	(237,318)	(76,203)	(304,839)

Cash flows from investing activities:	(1,687)	-	(8,172)
Net cash used in investing activities	(1,687)	-	(8,172)

Cash flows from financing activities:
Contributed capital	18,737	5,000	24,737
Issuance of common stock for cash	75,000	254,108	329,608
Net cash provided by financing activities	93,737	259,108	354,345

Net increase in cash	(145,268)	182,905	41,334
Cash at beginning of period	186,602	3,697	-
Cash at end of period	$41,334	$186,602	$41,334

Supplemental Information and Non-Monetary Transactions:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
3,456,960 common shares issued for proprietary technology	$-	$208,466	$208,466
400,000 preferred shares issued for proprietary technology	$-	$144,728	$144,728

See accompanying notes to the financial statements.

Delaine Corporation
(A Development Stage Company)
Notes to the Financial Statements

1)	ORGANIZATION

Delaine Corporation (the “Company”) was incorporated on June 23, 2010 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

The Company is an online retailer of used automotive parts under the brand name Car Monkeys. The Company utilizes proprietary algorithms developed in 2008 by its President, enabling the Company to show customers all parts that meet their specific needs. To date, the Company’s activities have been limited to its formation, minimal operations, and the raising of equity capital.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $41,334 and $186,602 in cash and cash equivalents as of June 30, 2013 and June 30, 2012, respectively.

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

Delaine Corporation
(A Development Stage Company)
Notes to the Financial Statements

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

The Company records customer receivables realized upon the sale of used automotive parts for which customer payment has yet to be remitted. As of June 30, 2013, the Company’s has recorded $1,880 in accounts receivable.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based upon known troubled accounts, historical experience, and other currently available evidence. As of June 30, 2013 no allowance has been recorded.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or lease term. The estimated useful lives of the Company’s property and equipment are generally as follows: computer software, three years; computer equipment, two to three years. For the years ended June 30, 2013 and June 30, 2012 the Company recorded depreciation expense of $326 and zero, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2013 and June 30, 2012.

Delaine Corporation
(A Development Stage Company)
Notes to the Financial Statements

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2013 and June 30, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2013 and June 30, 2012.

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

Delaine Corporation
(A Development Stage Company)
Notes to the Financial Statements

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Delaine Corporation
(A Development Stage Company)
Notes to the Financial Statements

3)	STOCKHOLDERS’ EQUITY (CONTINUED)

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

In June, 2012, the Company’s shareholders approved a stock dividend of 5 shares of the Company’s common stock, par value $0.001, for each 1 share of the Company’s common stock held as of July 6, 2012, and 5 shares of common stock for each 1 share of preferred stock held as of July 6, 2012. As a result of the stock dividend, the Company’s common shares issued and outstanding increased to 45,980,000 as of June, 2012. These increased amounts have been retrospectively applied to the Company’s financial statements and notes thereto for the year ended June 30, 2012.

In January, 2013, the Company issued 10,000,000 common shares of common stock for consulting services rendered to the Company valued at $50,000. The value of the shares issued was determined to be $0.1655 per share or $1,655,000. The excess of the value of the shares issued over the value of the services received is $1,605,000 and has been recorded as a reduction of additional paid-in capital.

Delaine Corporation
(A Development Stage Company)
Notes to the Financial Statements

3)	STOCKHOLDERS’ EQUITY (CONTINUED)

SHARE ISSUANCES

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

In March, 2013, the Company issued 5,000,000 shares of common stock as compensation to its Chief Financial Officer (“CFO”) for services rendered to the Company valued at $25,000 (see Note 4). The value of the shares issued was determined to be $0.1655 per share or $827,500. The excess of the value of the shares issued over the value of the services received is $802,500 and has been recorded as a reduction of additional paid-in capital.

In March, 2013, the Company issued 500,000 shares of common stock as compensation to its Chief Technology Officer for services rendered to the Company valued at $2,500. The value of the shares issued was determined to be $0.1655 per share or $82,750. The excess of the value of the shares issued over the value of the services received is $80,250 and has been recorded as a reduction of additional paid-in capital.

In April and May, 2013, the Company issued 507,813 shares of common stock, par value $0.001 per share to four investors in exchange for $65,000 cash, or $0.128 per share.

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

Delaine Corporation
(A Development Stage Company)
Notes to the Financial Statements

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

In conjunction with the year ended June 30, 2013, the Company performed an impairment loss assessment of the intangible asset and determined that the carrying amount was not impaired. The assessment considered, amongst other factors, both the current period and historical operating losses, as well as forecasted positive net cash flows to be generated by the intangible asset on a discounted basis. It was determined that based the future economic benefits of the intangible asset were greater than the current carrying amount of $353,194. Accordingly, the Company has determined that an impairment of the intangible asset is unnecessary as of June 30, 2013.

Delaine Corporation
(A Development Stage Company)
Notes to the Financial Statements

6)	PROVISION FOR INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)). FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 40% to pretax income from continuing operations for the year ended June 30, 2013 and June 30, 2012 due to the following:

	For the Year Ended June 30, 2013	For the Year Ended June 30, 2012
Deferred tax asset:
Net operating loss carryforward	$163,828	$31,420
Valuation allowance	(163,828)	(31,420)
Total	$-	$-

Delaine Corporation
(A Development Stage Company)
Notes to the Financial Statements

6)	PROVISION FOR INCOME TAXES (CONTINUED)

The components of income tax expense are as follows:

	For the Year Ended June 30, 2013	For the Year Ended June 30, 2012
Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	132,408	28,509
Change in valuation allowance	(132,408)	(28,509)
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of June 30, 2013, the Company has an unused net operating loss carry-forward balance of $409,570 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2030.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Year Ended June 30, 2013	For the Year Ended June 30, 2012
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At June 30, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

As of June 30, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those since June 23, 2010 (Inception) through the year ended June 30, 2013.

Delaine Corporation
(A Development Stage Company)
Notes to the Financial Statements

7)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2013 and 2012, the Company has an accumulated deficit of $409,570 and $78,550, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

8)	SUBSEQUENT EVENTS

The Company has evaluated its subsequent events from the balance sheet date through the date of this report and determined that there are no additional events to disclose.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 2, 2012, the board of directors of Delaine Corp. dismissed Kyle L. Tingle, CPA, LLC (“Tingle”), its independent registered public accounting firm. Also, on November 2, 2012, the Company engaged Morrill & Associates (“Morrill”) at 1448 North 2000 West, Suite 3 in Clinton, Utah as its new independent registered accounting firm.

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

During the Company’s two most recent fiscal years ended June 30, 2011 and 2010 and through the date of their appointment as auditors, the Company did not consult with Morrill on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and Morrill did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable even within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of Mariusz Girt in his capacity as Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of June 30, 2013. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2013. The Company’s internal control over financial reporting as of June 30, 2013 has not been audited by the Company’s independent accountants.

Changes in Internal Control Over Financial Reporting

During the year ended June 30, 2013, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this report with respect to our executive officers and directors

Name	Age	Title	Tenure

Mariusz Girt	43	President, Chief Executive Officer and Director	June 2012
Marek Kudlinski	47	Chief Technology Officer	March 2013
Pawel Girt	47	Chief Financial Officer	March 2013

Background / Experience

Mariusz Girt, the Company’s President, Chief Executive Officer and sole Director, is the architect of the advanced algorithms at the heart of Delaine’s artificial intelligence component location/ evaluation engine. Mr. Girt’s extensive technical background in Computer Systems Analysis and Database Architecture combines seamlessly with his hands-on experience operating a successful auto parts business, resulting in a combination of qualifications uniquely relevant to the Company’s business. Mr. Girt is a dedicated and highly skilled professional with strong interpersonal, communication and leadership skills. Since September 2011, Mr. Girt has been employed as a Senior Computer Systems Analyst for EcoSafe Automotive, LLC, in Wyckoff, NJ, where he provided leadership in launching two online auto parts stores. From August 2004 through September 2011 Mr. Girt served as Senior Computer Systems Analyst at AccessPoint Communications, Inc. in West Palm Beach, Florida and Orange, NJ. At AccessPoint, Mr. Girt was responsible for managing and supervising an IT consulting staff and outside marketing and Public Relations contractors, and the design and development of data warehousing and database marketing software technologies that automate the analysis of business data. From May 2002 through July 2004, Mr. Girt worked at DP Martin & Associates, Inc. in Palm Beach, Florida as a Computer Systems Analyst. Mr. Girt holds a Bachelor of Science degree in IT from the University of Opole, Poland. Mariusz Girt and Pawel Girt are brothers.

Marek Kudlinski, has a hands on understanding of e-commerce and internet technologies, including .Net, multi-tiered web-based application design and implementation, database implementation, tuning, and transaction processing, Mr. Kudlinski is ideally qualified to design, implement, and manage the Company’s critical technological infrastructure; the cornerstone of our corporate strategy. As a senior Technical Architect at financial software giant Misys GMS, Mr. Kudlinski designed and implemented the company’s GMS (Global Managed Service) system, which allows banks, funds and corporations to confirm worldwide foreign exchange, money market, options and precious metals transactions via a single centralized, easy to use system. The GMS system is a key component in the Misys’s corporate competitive strategy. His extensive experience as a manager of skilled technical contributors will be crucial to our ability to attract, retain, and effectively utilize the most qualified technical professionals. Mr. Kudlinski, is currently a .NET System Architect for Misys GMS, in New York, NY, where he has worked since 2004. Among his many accomplishments at Misys GMS, Mr. Kudlinski designed and implemented the GMS (Global Managed Service) website which services banks, funds and corporations to allow confirmation of worldwide foreign exchange, money market, options and precious metals transactions via a centralized, easy to use system. Prior to working for Misys GMS, Mr. Kudlinski was Director of Software Development for ezUniverse LLC., in Ramsey, NJ, from 2002 through 2004. Mr. Kudlinski earned a Masters Degree in electrical engineering from Warsaw Technical University, in Warsaw, Poland in 1990. Mr. Kudlinski devotes approximately thirty hours per week to the Company.

Pawel Girt, has over 6 years of accounting experience, a Masters Degree in Economics from the University of Opole, Poland, and a comprehensive knowledge of accounting processes. He is a Certified Accountant; skilled in accounts payable, accounts receivable, general ledger, payroll, tax returns, forecasting and budgets. Mr. Girt is detail oriented and well organized with strong analytical and communication skills. From 2010 through the present Mr. Girt has been a partner at Public Accounting Office, Compendium S.C. From 2009 through 2010 he was an accountant for Public Accounting Office, in Vega S.C. During 2008 and 2009 he was an Accounts Payable clerk for Way of the World Travel and Cruises, in Surrey, BC, Canada. From 2006 through 2008 Mr. Girt served as Chief Accountant for the Polish Association for the Blind–Lower Silesia Region. Mariusz Girt and Pawel Girt are brothers.

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and any transactions in our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Our sole director and executive officers have not filed any Section 16 reports at this time though the initial acquisition of our securities by our director and executive officers have been disclosed in other filings and there have been no other transactions in our securities.

Corporate Governance

Director Independence

Our sole Director is not an independent director under any definition of independence of a national securities exchange or of an inter-dealer quotation system.

Code of Ethics

The Company adopted a code of ethics on September 27, 2013.

Audit, Compensation and Nominating Committees

The Director has not established an audit, compensation or director nominating committee; rather, the Director provides these functions. Our Director is not a financial expert as defined by Regulation S-K Item 407(d)(5). Given the current composition of management, the director does not believe such committees are practical at this time.

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our Director. Security holders who wish to contact the Director may do so by writing to Delaine Corporation at 393 Crescent Ave, Wyckoff, NJ 07481.

Family Relationships

Mariusz Girt, our CEO and sole Dirctor and Pawel Girt, our CFO are brothers.

ITEM 11. Executive Compensation.

The following table sets forth information with respect to compensation paid by the registrant to its named executive officers during the last two completed fiscal years ended June 30, 2013 and 2012, respectively.

Executive Officer Compensation
Name and principal position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Mariusz Girt, Chief Executive Officer	2013	$99,722.00	0	0	0	0	0	0	$0
	2012	0	0	0	0	0	0	0	0

Pawel Girt Chief Financial Officer	2013	0	0	$82,750	0	0	0	0	0

The following table sets forth information with respect to compensation paid by the registrant to its directors during the fiscal year ended June 30, 2013.

Director Compensation
Name (a)	Fees Earned or P aid in Cash (US$) (b)	Stock Awards (US$) (c)	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (US$) (f)	All Other Compensation (US$) (g)	Total (US$) (h)

Mariusz Girt	0	0	0	0	0	0	0

Employment Contracts and Termination of Employment, And Change-in-control Arrangements

The Company's CEO and sole Director does not have an employment agreement. Beginning August 2013, Mariusz Girt accrues a salary of $15,800 per month. The Company entered into an employment agreement with its CFO in March 2013. The agreement has a term of two years unless otherwise terminated by it provisions and shall automatically renew for successive two year periods unless notice of termination is given ninety day prior to the anniversary date is given. Otherwise the agreement may only be terminated for cause as defined therein. Mr. Pawel Girt received a sign on bonus of 5,000,000 unregistered shares of common stock. Mr. Girt will not receive any salary until such time the Company closes any single financing in excess of $500,000 and at such time a salary will be negotiated.

Termination of Employment and Change of Control Arrangement

There is no compensatory plan or arrangement in excess of $100,000 with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with the Company, or from a change in the control of the Company.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our “Named Executive Officers” during our fiscal year ended June 30, 2013. All information provided herein should be read in conjunction with the tables provided below.

Our Director is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. During the year ended June 30, 2013 our Director did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although he has access to general executive compensation information regarding both local and national industry compensation practices. In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

The executive employment market in general is very competitive due to the number of companies with whom we compete to attract and retain executive and other staff with the requisite skills and experience to carry out our strategy and to maintain compliance with multiple Federal and State regulatory agencies. Many of these companies have significantly greater economic resources than our own. Our Director has recognized that our compensation packages must be able to attract and retain highly talented individuals that are committed to our goals and objectives, without at this time paying cash salaries that are competitive with some of our peers with greater economic resources.

Our compensation structure is weighted towards equity compensation in the form of options to acquire common stock, which the Director believes motivates and encourages executives to pursue strategic opportunities while managing the risks involved in our current business stage, and aligns compensation incentives with value creation for our shareholders.

Components of Our Executive Compensation Program

Our executive compensation program incorporates components we believe are necessary in order for the Company to provide a competitive compensation package relative to our peers and to provide an appropriate mix between short-term and long-term cash and non-cash compensation. Elements of our executive compensation are listed below:

•	Base Salary

•	Stock Awards

•	Other benefits available to all employees

•	Items specific to our President and Chief Executive Officer per an employment agreement

Base Salary: At present we do not have a salary structure for employees and executives is based on skill set, knowledge and responsibilities. Base salaries may be established as necessary. During the year ended June 30, 2013 none of our Named Executive Officers received a salary increase.

Stock Awards: A portion of compensation paid to our executives is equity based. We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives’ compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe stock awards provide incentives to aid in the retention of key executives.

Other Benefits: Our Executive Officers and employees receive no other benefits.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Annual Report on Form 10-K, the total number of shares owned beneficially by each of our director and executive officers individually and as a group, and the present owners of 5% or more of our total outstanding common shares based upon 65,012,813 shares of common stock outstanding and 400,000 Class A preferred stock convertible into common stock on a one for one basis. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Common Stock(1)	Mariusz Girt, Chief Executive Officer, Director 35 Crescent Road Wycoff, NJ	10,023,330	15.3%

Common Stock	Pawel Girt, Chief Financial Officer	5,000,000	7.6%

Common Stock	Jozef Jerzy Jedrzejczyk Ul. Przyjacielska 5 Konstancin Jeziorna 05510	3,904,560	6.0%

Common Stock	Henryka Jozefa Ludwiczak Krowica Pusta 1A WOJ. Wielkopolskie Szczytniki 62865	4,032,198	6.2%

Common Stock	Kamila Monika Ludwiczak Krowica Pusta 1A WOJ. Wielkopolskie Szczytniki 62865	4,032,198	6.2%

Common Stock	Danuta Wronska Ul. Studencka 31, Apt 23 Warszawa 02735	3,904,560	6.0%

Common Stock	All Officers and Director (3 persons)	15,023,330	22.9%
________________
(1) Includes 400,000 shares of Class A Preferred Stock convertible into common stock on a one for one basis.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

In March 2013, we issued 5,000,000 shares of our common stock to Pawel Girt upon his appointment as chief financial officer.

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

2013	$12,109
2012	$8,788

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

Part IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibit	Document Description
3.1	Articles of Incorporation (Incorporated by reference from Form S-1 filed 01-25-2011)
Articles of Amendment Class A Preferred Designation
3.2	By-Laws (Incorporated by reference from Form S-1 filed 01-25-2011)
10.1	Technology License Agreement (Incorporated by reference from Form 8-K filed 06-15-2012)
10.2	Management Agreement (Incorporated by reference from Form 8-K filed 08-24-2012)
10.3	Pawel Girt Employment Agreement (Incorporated by reference from Form 8-K filed 03-26-2013
14.1	Code of Ethics
16.1	Change of Auditor Letter (Incorporated by reference from Form 8-K filed 11-07-2012)
31.1	Certification of Chief Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer)
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 18, 2013.

DELAINE CORPORATION

By:	/s/ Mariusz Girt
Mariusz Girt, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 18, 2013	By:	/s/ Mariusz Girt
Mariusz Girt, President, Principal Executive Officer, and Sole Director

Date: December 18, 2013	By:	/s/ Pawel Girt
Pawel Girt, Chief Financial Officer, Principal Accounting Officer