Form 10-Q
period 2013-09-30
Delaine Corp
filed 2014-01-21
CIK 1496139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of January 11, 2014, there are 65,012,813 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Delaine” and the “Registrant” refer to Delaine Corporation unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2013 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Delaine Corporation

Index to the Financial Statements (Unaudited)

September 30, 2013 (Unaudited)
June 30, 2013

Balance Sheets as of September 30, 2013 (Unaudited) and June 30, 2013	4

Statements of Operations (Unaudited) for the three month periods ended September 30, 2013 and 2012	5

Statements of Cash Flows (Unaudited) for the three month periods ended September 30, 2013 and 2012	6

Notes to the Financial Statements (Unaudited)	7-9

Delaine Corporation
Balance Sheets (Unaudited)

	September 30, 2013	June 30, 2013

ASSETS
Current assets:
Cash	$9,201	$41,334
Restricted cash (see Note 3)	72,209	-
Accounts receivable	6,855	1,880
Prepaid expenses	-	5,833
Total current assets	88,265	49,047

Property, plant and equipment, net	1,279	1,361

Intangible assets	353,194	353,194
Total assets	$442,738	$403,602

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,027	$13,133
Accounts payable - related party	15,800	-
Total current liabilities	30,827	13,133

Stockholders' Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 400,000 shares issued and outstanding as of September 30, 2013 and June 30, 2013, respectively	400	400
Common stock, par value $0.001, 100,000,000 shares authorized, 65,012,813 issued and outstanding as of September 30, 2013 and June 30, 2013, respectively	65,013	65,013
Additional paid-in capital	734,651	734,626
Retained deficit	(388,153)	(409,570)
Total stockholder's equity	411,911	390,469
Total liabilities and stockholder's equity	$442,738	$403,602

See accompanying notes to the financial statements (unaudited).

Delaine Corporation
Statements of Operations (Unaudited)

	For the Quarter Ended September 30, 2013	For the Quarter Ended September 30, 2012

Net sales	$337,000	$-
Cost of sales, including delivery expenses	211,430	-
Gross profit	$125,570	$-

Operating expenses:
Selling, general and administrative	58,505	7,399
Professional fees	13,968	30,526
Executive compensation	31,600	24,722
Depreciation expense	82	82

Total expenses	104,155	62,729

Operating income (loss) before income taxes	21,415	(62,729)

Other income	2	28

Income tax (expense) benefit	-	-

Net income (loss)	$21,417	$(62,701)

Basic and diluted income (loss) per common share	$0.00	$(0.00)

Weighted average shares outstanding	65,012,813	45,980,000

See accompanying notes to the financial statements (unaudited).

Delaine Corporation
Statements of Cash Flows (Unaudited)

	For the Quarter Ended September 30, 2013	For the Quarter Ended September 30, 2012

Cash flows from operating activities:
Net income (loss)	$21,417	$(62,701)
Depreciation expense	82	82
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted cash	(72,209)	-
Accounts receivable	(4,975)	-
Prepaid expenses	5,833	-
Accounts payable	1,894	1,442
Accounts payable - related party	15,800	(80,833)
Net cash used in operating activities	(32,158)	(142,010)

Cash flows from investing activities:	-	(1,687)
Net cash used in investing activities	-	(1,687)

Cash flows from financing activities:
Contributed capital	25	-
Issuance of common stock for cash	-	-
Net cash provided by financing activities	25	-

Net increase in cash	(32,133)	(143,697)
Cash at beginning of period	41,334	186,602
Cash at end of period	$9,201	$42,905

Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements (unaudited).

Delaine Corporation
Notes to the Financial Statements (Unaudited)

1)	BASIS FOR FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2013 audited financial statements as reported in Form 10-K. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year ended June 30, 2014.

2)	DEVELOPMENT STAGE COMPANY

Historically, the Company has been considered a ‘Development Stage Company’ as defined in ASC 915 “Development Stage Entities.” As a result of operating activities during the three month period ended September 30, 2013, the Company has implemented its planned, principal activities, generated significant revenues and, as such, is no longer considered a ‘Development Stage Company.’

3)	RESTRICTED CASH

The Company uses merchant accounts to facilitate sales realized through the Company’s proprietary online sales platform. In accordance with certain merchant account agreements 15% of cash receipts are withheld for a period of up to 12 months to ensure the Company’s creditworthiness. After such period these withholdings are to be deposited in the Company’s bank accounts and become usable. Accordingly, as of September 30, 2013, the Company has classified these reserve balances in merchant accounts as restricted cash, totaling $72,209.

4)	RELATED PARTY TRANSACTIONS

In August, 2013, the Company entered in an agreement with its President, wherein the Company agreed to pay its President a monthly salary of $15,800. As of September 30, 2013, $15,800 has been accrued for and is recorded as accounts payable – related party.

5)	PROVISION FOR INCOME TAXES

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

Delaine Corporation
Notes to the Financial Statements (Unaudited)

5)	PROVISION FOR INCOME TAXES (CONTINUED)

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 43% to pretax income from continuing operations for the quarters ended September 30, 2013 and 2012 due to the following:

	For the Quarter Ended September 30, 2013	For the Quarter Ended September 30, 2012
Deferred tax asset:
Net operating loss carryforward	$133,130	$60,738
Valuation allowance	(133,130)	(60,738)
Total	$-	$-

The components of income tax expense are as follows:

	For the Quarter Ended September 30, 2013	For the Quarter Ended September 30, 2012
Current Federal Tax	$7,281	$(21,318)
Current State Tax	1,927	(5,643)
Use of NOL and Rate Difference	(9,208)	-
Change in NOL benefit	30,698	26,961
Change in valuation allowance	(30,698)	-
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of September 30, 2013, the Company has an unused net operating loss carry-forward balance of $309,604 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2033. The Company also has operating losses of approximately $78,550 which expire beginning in 2030. However, due to a change in control and line of business, the losses are suspended. These losses have not been considered in the deferred tax asset calculation as of September 30, 2013.

Delaine Corporation
Notes to the Financial Statements (Unaudited)

5)	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Quarter Ended September 30, 2013	For the Quarter Ended September 30, 2012
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At September 30, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

As of September 30, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those since June 23, 2010 (Inception) through the year ended June 30, 2013.

6)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2013 and June 30, 2013, the Company has a retained deficit of $388,153 and $409,570, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

7)	SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2013 and June 30, 2013, the Company had cash of $9,201 and $41,334, respectively. The Company also had restricted cash of $72,209 as of September 30, 2013 which pursuant to the Company’s credit card merchant accounts required that 15% of cash receipts are withheld for a period of up to 12 months to ensure the Company’s creditworthiness. After such period these withholdings are to be deposited in the Company’s bank accounts and become usable. Our principal asset is the intangible asset of the proprietary technology acquired in June 2012.

Our current liabilities at September 30, 2013 are $30,827 consisting of accounts payable to unrelated parties of $15,027 and accounts payable to related parties of $15,800 representing accrued compensation to our chief executive officer. As of September 30, 2013 and June 30, 2013, we had an retained deficit of $388,153 and $409,570 respectively.

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

During the fiscal quarter ended March 31, 2013, the Company issued 18,500,000 shares for services. The value of the services received for the shares is based on the stated value of services stated in a consulting contract entered into during the fiscal quarter. The shares issued 5,000,000 shares valued at $25,000 issued as a signing bonus to Pavel Girt, the Company’s newly appointed chief financial officer appointed in March 2013 and 500,000 shares valued at $2,500 were issued as a signing bonus to the Company’s newly engaged chief technology officer. 10,000,000 shares were issued to a business development, personnel and finance consultant whose contract states a $50,000 value for the services, equaling $0.005 per share value. 3,000,000 shares were issued to another business consultant similarly valued at $15,000.

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

In January 2013, the Company issued 25,000 shares for $10,000 or $0.40 per share. In April 2013, the Company issued 156,250 common shares to two individuals in exchange for $20,000 or $0.128 per share.

As of September 30, 2013 and June 30, 2013, we had no material commitments for capital expenditures.

Results of Operation

During the fourth quarter of fiscal year ended June 30, 2013 we launched our www.carmonkeys.com web site to introduce our product line to the marketplace. During the three months ended September 30, 2013 we commenced operating our second website, www.lowmilegeparts.com. As of the first quarter of fiscal 2014 we are no longer in the Development Stage. During the three months ended September 30, 2013 we had net sales of $337,000 resulting in gross profit of $125,570. Inflation and changing prices have had no impact on our revenues or income from continuing operations.

During the three month period ended September 30, 2013, selling, general and administrative expenses consist of $58,505 primarily for website development. For the same period there were professional fees of $13,968 for the legal, accounting, transfer agent fees and EDGAR filing fees inherent in public company regulatory compliance compared to $7,399 and $30,526 for the three month period ended September 30, 2012. We paid executive compensation of $31,600 and $24,722 during the three month periods ending September 30, 2013 and September 30, 2012 respectively.

We had net income of $21,417 during the three month periods ending September 30, 2013 compared to a net loss of $62,701 during the three months ended September 30, 2012, an approximate 400% increase.

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

DELAINE CORPORATION

January 21, 2014	By:	/s/ Mariusz Girt
Mariusz Girt, President