Form 10-Q
period 2013-12-31
Delaine Corp
filed 2014-02-12
CIK 1496139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 10, 2014, there are 65,012,813 shares of common stock outstanding.

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

Delaine Corporation

Index to the Financial Statements (Unaudited)

December 31, 2013 (Unaudited)
June 30, 2013

Balance Sheets as of December 31, 2013 (Unaudited) and June 30, 2013	4

Statements of Operations (Unaudited) for the six month periods ended
December 31, 2013 and 2012, and for the three month periods ended
December 31, 2013 and 2012	5

Statements of Cash Flows (Unaudited) for the six month periods ended
December 31, 2013 and 2012	6

Notes to the Financial Statements (Unaudited)	7-10

Delaine Corporation
Balance Sheets (Unaudited)

	December 31, 2013	June 30, 2013

ASSETS
Current assets:
Cash	$3,771	$41,334
Restricted cash (see Note 3)	112,735	-
Accounts receivable	18,600	1,880
Prepaid expenses	-	5,833
Total current assets	135,106	49,047

Property, plant and equipment, net	1,279	1,361

Intangible assets	353,194	353,194
Total assets	$489,579	$403,602

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,395	$13,133
Accounts payable - related party	16,797	-
Total current liabilities	38,192	13,133

Stockholders' Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 400,000 shares issued and outstanding as of December 31, 2013 and June 30, 2013, respectively	400	400
Common stock, par value $0.001, 100,000,000 shares authorized, 65,012,813 issued and outstanding as of December 31, 2013 and June 30, 2013, respectively	65,013	65,013
Additional paid-in capital	734,651	734,626
Retained deficit	(348,677)	(409,570)
Total stockholder's equity	451,387	390,469
Total liabilities and stockholder's equity	$489,579	$403,602

See accompanying notes to the financial statements (unaudited).

Delaine Corporation
Statements of Operations (Unaudited)

	For the Six Month Period Ended December 31, 2013	For the Six Month Period Ended December 31, 2012	For the Three Month Period Ended December 31, 2013	For the Three Month Period Ended December 31, 2012

Net sales	$766,684	$-	$429,684	$-
Cost of sales, including delivery expenses	468,926	-	257,496	-
Gross profit	$297,758	$-	$172,188	$-

Operating expenses:
Selling, general and administrative	116,838	18,462	58,130	47,205
Executive compensation	85,333	49,522	63,900	24,800
Professional fees	34,615	66,668	10,681	-
Depreciation expense	81	163	-	81
Total operating expenses	236,867	134,815	132,711	72,086

Operating income (loss) before income taxes	60,891	(134,815)	39,477	(72,086)

Other income	2	33	-	5

Income tax (expense) benefit	-	-	-	-

Net income (loss)	$60,893	$(134,782)	$39,477	$(72,081)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	65,012,813	45,980,000	65,012,813	45,980,000

See accompanying notes to the financial statements (unaudited).

Delaine Corporation
Statements of Cash Flows (Unaudited)

	For the Six Month Period Ended December 31, 2013	For the Six Month Period Ended December 31, 2012

Cash flows from operating activities:
Net loss	$60,893	$(134,782)
Depreciation expense	81	163
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted cash	(112,735)	-
Accounts receivable	(16,720)	-
Prepaid expenses	5,833	(55,833)
Accounts payable	8,262	6,002
Accounts payable - related party	16,797	-
Net cash used in operating activities	(37,589)	(184,450)

Cash flows from investing activities:	-	(1,686)
Net cash used in investing activities	-	(1,686)

Cash flows from financing activities:
Contributed capital	26	5,000
Issuance of common stock for cash	-	-
Net cash provided by financing activities	26	5,000

Net increase in cash	(37,563)	(181,136)
Cash at beginning of period	41,334	186,602
Cash at end of period	$3,771	$5,466

Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements (unaudited).

Delaine Corporation
Notes to the Financial Statements (Unaudited)

1)	BASIS FOR FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2013 audited financial statements as reported in Form 10-K.  The results of operations for the period ended December 31, 2013 are not necessarily indicative of the operating results for the full year ended June 30, 2014.

2)	DEVELOPMENT STAGE COMPANY

Historically, the Company has been considered a ‘Development Stage Company’ as defined in ASC 915 “Development Stage Entities.”  As a result of operating activities during the six month period ended December 31, 2013, the Company has implemented its planned, principal activities, generated significant revenues and, as such, is no longer considered a ‘Development Stage Company.’

3)	RESTRICTED CASH

The Company uses merchant accounts to facilitate sales realized through the Company’s proprietary online sales platform.  In accordance with certain merchant account agreements 15% of cash receipts up to a certain maximum amount are withheld for a period of  6 to 12 months to ensure the Company’s creditworthiness.  After such period these withholdings are to be deposited in the Company’s bank accounts and become usable.  Accordingly, as of December 31, 2013, the Company has classified these merchant account reserve balances as restricted cash, totaling $112,735.

Delaine Corporation
Notes to the Financial Statements (Unaudited)

4)	RELATED PARTY TRANSACTIONS

In August, 2013, the Company entered into an agreement with its President, wherein the Company agreed to pay a monthly salary of $15,800 in exchange for services to be rendered.  Furthermore, the Company entered into an agreement with its Chief Technology Officer pursuant to which terms the Company agreed to pay a monthly salary of $6,500.  These compensation amounts, in addition to $5,833 in remaining amortization of the President’s prepaid salary through August, 2013, have been recorded in executive compensation for the six month period ended December 31, 2013 totaling $85,333.  Of this amount, $16,797 has yet to be paid and is recorded in accounts payable – related party as of December 31, 2013.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 43% to pretax income from continuing operations for the six month periods ended December 31, 2013 and 2012 due to the following:

	For the Six Month Period Ended December 31, 2013	For the Six Month Period Ended December 31, 2012
Deferred tax asset:
Net operating loss carryforward	$116,155	$91,733
Valuation allowance	(116,155)	(91,733)
Total	$-	$-

The components of income tax expense are as follows:

	For the Six Month Period Ended December 31, 2013	For the Six Month Period Ended December 31, 2012

Current Federal Tax (Benefit)	$20,704	$(45,826)
Current State Tax	5,480	(12,130)
Use of NOL and Rate Difference	(26,184)	-
Change in NOL benefit	47,673	57,956
Change in valuation allowance	(47,673)	-
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of December 31, 2013, the Company has an unused net operating loss carry-forward balance of $270,127 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2033.  The Company also has operating losses of approximately $78,550 which expire beginning in 2030.  However, due to a change in control and line of business, the losses are suspended.  These losses have not been considered in the deferred tax asset calculation as of December 31, 2013.

Delaine Corporation
Notes to the Financial Statements (Unaudited)

5)	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Six Month Period Ended December 31, 2013	For the Six Month Period Ended December 31, 2012

Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At December 31, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those since June 23, 2010 (Inception) through the year ended June 30, 2013.

6)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2013 and June 30, 2013, the Company has a retained deficit of $348,677 and $409,570, respectively.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2013 and June 30, 2013, the Company had cash of $3,771 and $41,334, respectively. The Company also had restricted cash of $112,735 as of December 31, 2013 which pursuant to the Company’s credit card merchant accounts required that 15% of cash receipts are withheld for a period of up to 12 months to ensure the Company’s creditworthiness. After such period these withholdings are to be deposited in the Company’s bank accounts and become usable.Our principal asset is the intangible asset of the proprietary technology acquired in June 2012.

Our current liabilities at December 31, 2013 are $38,192 consisting of accounts payable to unrelated parties of $21,395 and accounts payable to related parties of $16,797 representing accrued compensation to our chief executive officer. As of December 31, 2013 and June 30, 2013, we had a retained deficit of $348,677 and $409,570 respectively.

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

As of December 31, 2013 and June 30, 2013, we had no material commitments for capital expenditures.

Results of Operation

During the fourth quarter of fiscal year ended June 30, 2013 we launched our www.carmonkeys.com web site to introduce our product line to the marketplace. During the first quarter of the current fiscal year we commenced operating our second website, www.lowmilegeparts.com. As of the first quarter of fiscal 2014 we are no longer in the Development Stage. During the six months ended December 31, 2013 we had net sales of $766,684 resulting in gross profit of $297,758. Inflation and changing prices have had no impact on our revenues or income from continuing operations.

During the three and six month periods ended and December 31, 2013, selling, general and administrative expenses consist of $58,130 and $116,838 respectively primarily for website development and commencing operations. For the same periods there were professional fees of $10,681 and $34,615 for the legal, accounting, transfer agent fees and EDGAR filing fees inherent in public company regulatory compliance. This is compared to $0 and $66,668 for the three and six month periods ended December 31, 2012. We paid executive compensation of $63,900 and $24,800 during the three month periods ending December 31, 2013 and December 31, 2012 respectively.

We had net income of $39,477 and $60,893 during the three and six month periods ending December 31, 2013 compared to net losses of $72,081 and $134,782 during the three and six month periods ended December 31, 2012.

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

None

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

DELAINE CORPORATION

Date: February 11, 2014	By:	/s/ Mariusz Girt
Mariusz Girt, President