Form 10-Q
period 2014-03-31
Delaine Corp
filed 2014-05-15
CIK 1496139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, there are 65,012,813 shares of common stock outstanding.

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

Delaine Corporation

Financial Statements
March 31, 2014 (Unaudited)
June 30, 2013

Delaine Corporation

Index to the Financial Statements (Unaudited)

March 31, 2014 (Unaudited)
June 30, 2013

Balance Sheets as of March 31, 2014 (Unaudited) and June 30, 2013	5

Statements of Operations (Unaudited) for the nine month periods ended March 31, 2014 and 2013, and for the three month periods ended March 31, 2014 and 2013	6

Statements of Cash Flows (Unaudited) for the nine month periods ended March 31, 2014 and 2013	7

Notes to the Financial Statements (Unaudited)	8

Delaine Corporation
Balance Sheets (Unaudited)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash	$39,252	$41,334
Restricted cash (see Note 3)	92,495	-
Accounts receivable	37,199	1,880
Prepaid expenses	-	5,833
Total current assets	168,946	49,047

Property, plant and equipment, net	1,116	1,361

Intangible assets	353,194	353,194
Total assets	$523,256	$403,602

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,589	$13,133
Accounts payable - related party	35,705	-
Other accrued expenses	120	-
Total current liabilities	52,414	13,133

Stockholders' Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 400,000 shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	400	400
Common stock, par value $0.001, 100,000,000 shares authorized, 65,012,813 issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	65,013	65,013
Additional paid-in capital	734,651	734,626
Retained deficit	(329,222)	(409,570)
Total stockholder's equity	470,842	390,469
Total liabilities and stockholder's equity	$523,256	$403,602

See accompanying notes to the financial statements (unaudited).

Delaine Corporation
Statements of Operations (Unaudited)

	For the Nine Month Period Ended March 31, 2014	For the Nine Month Period Ended March 31, 2013	For the Three Month Period Ended March 31, 2014	For the Three Month Period Ended March 31, 2013

Net sales	$1,254,165	$-	$487,481	$-
Cost of sales, including delivery expenses	779,413	-	310,487	-
Gross profit	$474,752	$-	$176,994	$-
Operating expenses:
Selling, general and administrative	186,724	105,627	70,086	36,657
Executive compensation	157,433	27,500	71,900	27,500
Professional fees	50,005	153,073	15,390	87,391
Depreciation expense	245	245	163	82
Total operating expenses	394,407	286,445	157,539	151,630
Operating income (loss) before income taxes	80,345	(286,445)	19,455	(151,630)
Other income	3	33	-	-
Income tax (expense) benefit	-	-	-	-
Net income (loss)	$80,348	$(286,412)	$19,455	$(151,630)
Basic and diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)
Weighted average shares outstanding	65,012,813	58,079,145	65,012,813	63,016,056

See accompanying notes to the financial statements (unaudited).

Delaine Corporation
Statements of Cash Flows (Unaudited)

	For the Nine Month Period Ended March 31, 2014	For the Nine Month Period Ended March 31, 2013
Cash flows from operating activities:
Net income (loss)	$80,348	$(286,412)
Depreciation expense	245	245
Stock issued for executive compensation	-	2,500
Stock issued for executive compensation - related party	-	25,000
Stock issued for consulting fees	-	65,000
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted cash	(92,495)	-
Accounts receivable	(35,319)	-
Prepaid expenses	5,833	-
Accounts payable	3,456	15,020
Accounts payable - related party	35,705	(30,833)
Other accrued expenses	120	-
Net cash used in operating activities	(2,107)	(209,480)

Cash flows from investing activities:	-	(1,687)
Net cash used in investing activities	-	(1,687)

Cash flows from financing activities:
Checks written in excess of cash balance	-	165
Contributed capital	25	14,400
Issuance of common stock for cash	-	10,000
Net cash provided by financing activities	25	24,565

Net increase in cash	(2,082)	(186,602)
Cash at beginning of period	41,334	186,602
Cash at end of period	$39,252	$-

Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements (unaudited).

Delaine Corporation
Notes to the Financial Statements (Unaudited)

1)	BASIS FOR FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2013 audited financial statements as reported in Form 10-K. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year ended June 30, 2014.

2)	DEVELOPMENT STAGE COMPANY

Historically, the Company has been considered a ‘Development Stage Company’ as defined in ASC 915 “Development Stage Entities.” As a result of operating activities during the nine month period ended March 31, 2014, the Company has implemented its planned, principal activities, generated significant revenues and, as such, is no longer considered a ‘Development Stage Company.’

3)	RESTRICTED CASH

The Company uses merchant accounts to facilitate sales realized through the Company’s proprietary online sales platform. In accordance with certain merchant account agreements 15% of cash receipts up to a certain maximum amount are withheld for a period of 6 to 12 months to ensure the Company’s creditworthiness. After such period these withholdings are to be deposited in the Company’s bank accounts and become usable. Accordingly, as of March 31, 2014, the Company has classified these merchant account reserve balances as restricted cash, totaling $92,495.

4)	RELATED PARTY TRANSACTIONS

In August, 2013, the Company entered into an agreement with its President, wherein the Company agreed to pay a monthly salary of $15,800 in exchange for services to be rendered. Furthermore, the Company entered into an agreement with its Chief Technology Officer pursuant to which terms the Company agreed to pay a monthly Salary of $6,500. These compensation amounts, in addition to $5,833 in remaining amortization of the President’s prepaid salary through August, 2013, have been recorded in executive compensation for the nine month period ended March 31, 2014 totaling $157,433. Of this amount, $35,705 has yet to be paid and is recorded in accounts payable – related party as of March 31, 2014.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 43% to pretax income from continuing operations for the six month periods ended March 31, 2014 and 2013 due to the following:

	For the Nine Month Period Ended March 31, 2014	For the Nine Month Period Ended March 31, 2013
Deferred tax asset:
Net operating loss carry forward	$107,789	$156,934
Valuation allowance	(107,789)	(156,934)
Total	$-	$-

The components of income tax expense are as follows:

	For the Nine Month Period Ended March 31, 2014	For the Nine Month Period Ended March 31, 2013
Current Federal Tax (Benefit)	$27,318	$(97,380)
Current State Tax (Benefit)	7,231	(25,777)
Use of NOL and Rate Difference	(34,549)	-
Change in NOL benefit	56,039	123,157
Change in valuation allowance	(56,039)	-
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of March 31, 2014, the Company has an unused net operating loss carry-forward balance of $250,672 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2033. The Company also has operating losses of approximately $78,550 which expire beginning in 2030. However, due to a change in control and line of business, the losses are suspended. These losses have not been considered in the deferred tax asset calculation as of March 31, 2014.

Delaine Corporation
Notes to the Financial Statements (Unaudited)

5)	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Nine Month Period Ended March 31, 2014	For the Nine Month Period Ended March 31, 2013
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At March 31, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

As of March 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those since June 23, 2010 (Inception) through the year ended June 30, 2013.

6)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2014 and June 30, 2013, the Company has a retained deficit of $329,222 and $409,570, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

Delaine Corporation
Notes to the Financial Statements (Unaudited)

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2014 and June 30, 2013, the Company had cash of $39,252 and $41,334, respectively. Our cash position improved over the previous quarter by over $35,000, being over a 1000% increase, reflecting our increasing revenue from sales. Company also had restricted cash of $92,495 as of March 31, 2014 which pursuant to the Company’s credit card merchant accounts required that 15% of cash receipts are withheld for a period of up to 12 months to ensure the Company’s creditworthiness. After such period these withholdings are to be deposited in the Company’s bank accounts and become usable. Our principal asset is the intangible asset of the proprietary technology acquired in June 2012.

Our current liabilities at March 31, 2014 are $52,414 consisting of accounts payable to unrelated parties of $16,589 and accounts payable to related parties of $35,705 representing accrued compensation to our chief executive officer. As of March 31, 2014 and June 30, 2013, we had a retained deficit of $329,222 and $409,570 respectively.

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

The services received for shares during the fiscal quarter ended March 31, 2013 are valued at $92,500. The value of the shares issued is $3,061,750 or $0.1655 per share being the weighted average price per share in the below described contemporary cash sales of common shares. The excess of the value of the shares issued over the value of the services received is $2,969,250 and has been recorded as a reduction of additional paid in capital.

In January 2013, the Company issued 25,000 shares for $10,000 or $0.40 per share. In April 2013, the Company issued 156,250 common shares to two individuals in exchange for $20,000 or $0.128 per share.

As of March 31, 2014 and June 30, 2013, we had no material commitments for capital expenditures.

Results of Operation

During the fourth quarter of fiscal year ended June 30, 2013 we launched our www.carmonkeys.com web site to introduce our product line to the marketplace. During the first quarter of the current fiscal year we commenced operating our second website, www.lowmilegeparts.com. As of the first quarter of fiscal 2014 we are no longer in the Development Stage. During the nine months ended March 31, 2014 we had net sales of $1,254,165 resulting in gross profit of $474,752. Net sales for the three months ended March 31, 2014 were $487,481 with gross profit of $176,994. The increase in net sales over the previous fiscal quarter was $57,797 being a 13% increase. The company projects continued growth based solely on current American auto industry trends.

Americans continue to hang onto their cars, minivans and crossovers helping to push the average age of the nation's light-vehicle population to a record high, according to data released from R.L. Polk in August 2013. Polk said the average age of all light vehicles on the road now stands at a record high of 11.4 years. That's up from 11.2 years last year, and 10.9 years in 2010. Beginning in 2002, when the nation's car and light-vehicle fleet was an average 9.8 years old, it has continued to rise in age for 11 consecutive years. The volume of 6- to 11-year-old vehicles actually declined slightly in the most recent Polk survey, while the number of vehicles older than 12 years increased by more than 20 percent. This represents a significant increase over 1990 when the median age of vehicles in operation in the US was 6.5 years, and 1969 when the mean age for automobiles was 5.1 years. At this point in a vehicle’s life, most automobiles are not covered by warranties, and increased maintenance is required to keep the vehicle operating. As the number of five year old or older vehicles on the road increases, The Company expects an increase in demand for its products and services. Inflation and changing prices have had no impact on our revenues or income from continuing operations.

During the three and nine month periods ended and March 31, 2014, selling, general and administrative expenses consist of $70,086 and $186,724 respectively primarily for business development and commencing operations. For the same periods there were professional fees of $15,390 and $50,005 for the legal, accounting, transfer agent fees and EDGAR filing fees inherent in public company regulatory compliance. This is compared to $87,391 and $153,073 for the three and nine month periods ended March 31, 2013. We paid executive compensation of $71,900 and $27,500 during the three month periods ending March 31, 2014 and March 31, 2013 respectively.

We had net income of $19,455 and $80,348 during the three and nine month periods ending March 31, 2014 compared to net losses of $151,630 and $286,412 during the three and nine month periods ended March 31, 2013, being increases of $161,585 and $366,760.

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
_____________
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

DELAINE CORPORATION

May 15, 2014	By:	/s/ Mariusz Girt
Mariusz Girt, President