Form 10-K
period 2014-06-30
Delaine Corp
filed 2014-10-15
CIK 1496139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $6,411,454 based upon the last sale of common equity at $0.128 per share.

As of October 14, 2014, there are 65,112,813 shares of common stock outstanding.

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

On June 14, 2013 the Company has launched an e-commerce website under the brand Car Monkeys listing over 88,000 SKUs in the following product categories: Engine Assemblies, Transmissions, Rear Ends and Transfer Cases with further plans to expand the product offerings to everything from small mechanical auto parts and electrical parts to complete suspensions and collision repair parts.

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

ITEM 4. Mine Safety Disclosures.

Not Applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Only a sporadic and limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his securities in our company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. There are six broker-dealers who are Market Makers in our common stock.

Our company's securities are traded on the OTCQB operated by OTCMarkets.com under the symbol “DEPN”. Over the past two years, our stock has only traded on the days set forth below.

Date	Open	High	Low	Close	Volume	Volume Total
07/27/2012	0.15	0.15	0.15	0.15	500	500
3/11/2014	0.25	0.25	0.25	0.25	1000	1000
6/12/2014	0.25	0.25	0.25	0.25	800	800
8/19/2014	0.15	0.15	0.01	0.05	198313	198313
8/22/2014	0.05	0.05	0.05	0.05	10000	10000
8/27/2014	0.05	0.05	0.04	0.04	140000	140000
9/2/2014	0.07	0.086	0.06	0.082	130000	130000
9/3/2014	0.1	0.1	0.078	0.078	45000	45000
9/4/2014	0.1	0.1	0.09	0.1	66600	66600
9/5/2014	0.105	0.105	0.096	0.1	53400	53400
9/8/2014	0.095	0.1	0.095	0.1	18600	18600
9/9/2014	0.1	0.1	0.1	0.1	10000	10000
9/10/2014	0.096	0.096	0.09	0.09	20000	20000
9/16/2014	0.075	0.075	0.075	0.075	30000	30000

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

Our Company

Delaine Corporation (the “Company”) was incorporated on June 23, 2010 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30. Pursuant to the Reorganization Agreement entered into in June 2012, the Company’s development and operations are to provide online sales of recycled automotive parts using the Company sole’s and exclusive license to certain proprietary technology relating to online procurement of goods (the “Technology”). During the fourth quarter of fiscal year ended June 30, 2013 we launched our online store under the brand Car Monkeys, to introduce our product line to the marketplace. During the three months ended September 30, 2013 we commenced operating our second website under the brand Low Mileage Parts. As of the first quarter of fiscal 2014 we were no longer in the Development Stage.

Results of Operations

Due to a lack of funds, our ability to promote our products has been limited. To date, our efforts have been devoted primarily to raising capital, borrowing funds and establishing our online catalog and the Car Monkeys brand name. Accordingly, the Company realized $672,858 in net revenue during the fiscal year ended June 30, 2014 which represents sales since the website launch as compared to $3,210 in net revenue for the fiscal year ended June 30, 2013. The Company had a net income of $94,583 for the fiscal year ended June 30, 2014 compared to a net loss of 331,020 for the fiscal year ended June 30, 2013

Year Ended June 30, 2014 Compared to Year Ended June 30, 2013.

Operating Expenses:

Selling, general and administrative expenses were $272,027 for the fiscal year ended June 30, 2014 compared to $22,031 for the fiscal year ended June 30, 2013. For the fiscal year ended June 30, 2014, professional fees were $58,013 consisting primarily of accounting and legal fees. For the fiscal year ended June 30, 2013, professional fees were $219,492 and consisted of approximately $75,000 in legal fees, primarily with respect to the 2012 reorganization, $16,000 in bookkeeping and accounting fees and $99,722 paid to our chief executive officer. During the fiscal year ended June 30, 2014, the Company issued 100,000 shares of common stock valued at $25,000 as payment of late fees in connection with unpaid legal fees from the 2012 reorganization. For the fiscal year ended June 30, 2013, the Company recorded $93,000 for 5,500,000 common stock issued as executive compensation and 3,525,000 shares for business development consulting fees. The 2013 shares issued for services were valued at $0.1655 per share, totaling $968,588.80. The excess of the value of the shares issued over the value of the services received is $2,969,250 and has been recorded as a reduction of additional paid-in capital. The Company has no other consulting contracts which require the issuance of additional common stock. Total operating expense for the fiscal year ended June 30, 2014 was $578,276 compared to $334,268 for the fiscal year ended June 30, 2013. Operating income before income taxes was $94,582 for the fiscal year ended June 30, 2014 compare to a loss of $331,058 for the fiscal year ended June 30, 2013.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2014 and June 30, 2013, the Company has cash of $123,331 and $41,334, respectively. The accumulated deficit for these periods is $314,987 and $409,570, respectively. Our intangible assets of $353,194 are the intellectual property.

The Company uses merchant accounts to facilitate sales realized through the Company’s proprietary online sales platform. In accordance with certain merchant account agreements 15% of cash receipts up to a certain maximum amount are withheld for a period of 6 to 12 months to ensure the Company’s creditworthiness. After such period these withholdings are to be deposited in the Company’s bank accounts and become usable. Accordingly, as of June 30, 2014, the Company has classified these merchant account reserve balances as restricted cash, totaling $73,563.

Since we initiated our business operations, we have been funded by the private sale of equity to investors.

In the third and fourth quarter of the fiscal year ended June 30, 2013, the Company sold 507,813 at $0.128 per share and 25,000 at $0.40 per share private placements to sophisticated investors raising $75,000.

In April 2014, the Company issued 100,000 shares of common stock, par value $.001 per share as late fees in connection with unpaid legal fees from the 2012 reorganization. The stock was value at fair market value of $0.25 per share.

As of June 30, 2014 and June 30, 2013, accounts payable totaled $39,882 and $13,133, respectively. As of June 30, 2014 we had accounts payable related party totaled $31,946 representing compensation due to our president.

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

As of June 30, 2014 and June 30, 2013, we had no material commitments for capital expenditures.

Off Balance Sheet Arrangements

None.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8. Financial Statements and Supplementary Data.

Delaine Corporation

Index to the Audited Financial Statements

For the Years Ended June 30, 2014 and 2013.

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

515 SOUTH 400 EAST, SUITE 100

SALT LAKE CITY, UTAH 8411
_______________

PHONE (801) 328-2727  FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Delaine Corporation

Wyckoff, NJ

We have audited the accompanying balance sheet of Delaine Corporation as of June 30, 2014 and the related statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delaine Corporation as of June 30, 2014 and the results of its operations and cash flows for the year ended June 30, 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from inception and has a limited operating history which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C

Salt Lake City, Utah 84111

October 14, 2014

MORRILL & ASSOCIATES, LLC

CERTIFIED PUBLIC ACCOUNTANTS

1448 NORTH 2000 WEST, SUITE 3

CLINTON, UTAH 84015

801-820-6233 PHONE; 801-820-6628 FAX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Delaine Corporation (A Development Stage Company)

Wykoff, NJ

We have audited the accompanying balance sheet of Delaine Corporation as of June 30, 2013 and the related statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delaine Corporation as of June 30, 2013 and the results of its operations and cash flows for the year ended June 30, 2013 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

December 12, 2013

Delaine Corporation

Balance Sheets

	June 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash	$123,331	$41,334
Restricted cash (Note 2)	73,563	-
Accounts receivable	28,350	1,880
Prepaid expenses	-	5,833
Total current assets	225,244	49,047

Property, plant and equipment, net	3,467	1,361

Intangible assets	353,194	353,194
Total assets	$581,905	$403,602

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,882	$13,133
Accounts payable – related party	31,946	-
Total current liabilities	71,828	13,133

Stockholder's Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 400,000 shares issued and outstanding as of June 30, 2014 and June 30, 2013, respectively	400	400
Common stock, par value $0.001, 100,000,000 shares authorized, 65,112,813 and 65,012,813 issued and outstanding as of June 30, 2014 and June 30, 2013, respectively	65,113	65,013
Additional paid-in capital	759,551	734,626
Deficit accumulated during the development stage	(314,987)	(409,570)
Total stockholder's equity	510,077	390,469
Total liabilities and stockholder's equity (deficit)	$581,905	$403,602

See accompanying notes to the financial statements.

Delaine Corporation

Statements of Operations

	For the Year Ended June 30, 2014	For the Year Ended June 30, 2013

Net Revenue	$672,858	$3,210

Operating expenses:
Selling, general and administrative	272,027	22,031
Professional fees	58,013	219,492
Executive compensation	222,833	-
Stock issued for executive compensation	-	2,500
Stock issued for executive compensation - related party	-	25,000
Stock issued for consulting fees and finance charges	25,000	65,000
Depreciation expense	403	245
Total operating expenses	578,276	334,268
Operating income (loss) before income taxes	94,582	(331,058)
Other income	1	38

Income tax (expense) benefit	-	-

Net income (loss)	$94,583	$(331,020)

Basic and diluted loss per common share	$0.00	$(0.01)

Weighted average shares outstanding	65,029,799	54,183,852

See accompanying notes to the financial statements.

Delaine Corporation

Statement of Changes of Stockholder’s Equity

Years ended June 30, 2014 and 2013

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance, June 30, 2012	400,000	$400	45,980,000	$45,980	$567,422	$(78,550)	$535,252
Common stock issued at $0.1665 for services totaling $50,000 in value	-	-	10,000,000	10,000	1,645,000	-	1,655,000
Common stock issued at $0.1665 for services totaling $15,000 in value	-	-	3,000,000	3,000	493,500	-	496,500
Common stock issued at $0.40 for $10,000 in cash	-	-	25,000	25	9,975	-	10,000
Common stock issued at $0.1665 for services totaling $25,000 in value	-	-	5,000,000	5,000	822,500	-	827,500
Common stock issued at $0.1665 for services totaling $2,500 in value	-	-	500,000	500	82,250	-	82,750
Reduction in additional paid-in capital for the excess of the value of shares issued for services over the value of the services received.	-	-	-	-	(2,969,250)	-	(2,969,250)
Common stock issued for cash at $0.128	-	-	507,813	508	64,492	-	65,000
Contributed capital	-	-	-	-	18,737	-	18,737
Net loss for the year ended June 30, 2013	-	-	-	-	-	(331,020)	(331,020)
Balance, June 30, 2013	400,000	400	65,012,813	65,013	734,626	(409,570)	390,469
Common stock issued for late fees on accounts payable	-	-	100,000	100	24,900	-	25,000
Contributed capital	-	-	-	-	25	-	25
Net income for the year ended June 30, 2014	-	-	-	-	-	94,583	94,583
Balance, June 30, 2014	400,000	$400	65,112,813	$65,113	$759,551	$(314,987)	$510,077

See accompanying notes to the financial statements.

Delaine Corporation

Statements of Cash Flows

	For the Year Ended June 30, 2014	For the Year Ended June 30, 2013
Cash flows from operating activities:
Net income (loss)	$94,583	$(331,020)
Depreciation expense	403	326
Stock issued for expenses	25,000	-
Stock issued for executive compensation	-	2,500
Stock issued for executive compensation - related party	-	25,000
Stock issued for consulting fees	-	65,000
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted cash	(73,563)	-
Accounts receivable	(26,470)	(1,880)
Prepaid expenses	5,833	(5,833)
Accounts payable	26,749	8,589
Accounts payable – related party	31,946	-
Net cash provided by ( used in) operating activities	84,481	(237,318)

Cash flows from investing activities:
Purchase of equipment	(2,509)	(1,687)
Net cash used in investing activities	(2,509)	(1,687)
Cash flows from financing activities:
Contributed capital	25	18,737
Issuance of common stock for cash	-	75,000
Net cash provided by financing activities	25	93,737

Net increase (decrease) in cash	81,997	(145,268)
Cash at beginning of period	41,334	186,602
Cash at end of period	$123,331	$41,334

Supplemental Information and Non-Monetary Transactions:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

 Delaine Corporation

Notes to the Financial Statements

1)	ORGANIZATION

Delaine Corporation (the “Company”) was incorporated on June 23, 2010 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

The Company’s development and operations are to provide online sales of recycled automotive parts using the Company’s sole and exclusive license to certain proprietary technology relating to online procurement of goods (the “Technology”).

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $123,331 and $41,334 in cash and cash equivalents as of June 30, 2014 and June 30, 2013, respectively.

RESTRICTED CASH

The Company uses merchant accounts to facilitate sales realized through the Company’s proprietary online sales platform. In accordance with certain merchant account agreements 15% of cash receipts up to a certain maximum amount are withheld for a period of 6 to 12 months to ensure the Company’s creditworthiness. After such period these withholdings are to be deposited in the Company’s bank accounts and become usable. Accordingly, as of June 30, 2014, the Company has classified these merchant account reserve balances as restricted cash, totaling $73,563.

INTANGIBLE ASSETS

Identifiable intangible assets have been capitalized as per ASC 350-35 “General Intangibles Other than Goodwill.” Identifiable intangible assets consist of proprietary technology relating to the online procurement of certain goods, which technology was acquired by the Company in June, 2012 in exchange for 3,456,960 restricted shares of common stock, par value $0.001, and 400,000 shares of preferred stock, par value $0.001 (see Note 3). An impairment test is done at least annually (see Note 4).

REVENUE RECOGNITION

The Company recognizes revenue under ASC 605 “Revenue Recognition.” Under ASC 605-45, the Company determined that revenues should be recognized on the net revenue reporting method, where the Company only reports the net revenues from the drop shipped transactions. Revenue is recognized when revenues have been collected and the product has been shipped FOB shipper. Gross and net revenue is as follows:

	6/30/2014	6/30/2013
Gross revenue	$1,850,959	$6,060
Cost of revenue	1,178,101	2,850
Net revenue	$672,858	$3,210

Delaine Corporation

Notes to the Financial Statements

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2014 and June 30, 2013.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2014 and June 30, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2014 and June 30, 2013.

SHARE BASED EXPENSES

FASB ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities.

Delaine Corporation

Notes to the Financial Statements

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

Notes to the Financial Statements

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management believes recently issued accounting pronouncements will have no impact on the financial statements of Delaine Corporation.

3)	STOCKHOLDERS’ EQUITY

AUTHORIZED STOCK

The Company has authorized 100,000,000 of common shares with a par value of $0.001 per share. Each share entitles the holder to one vote, in person or proxy, on any matter on which action of the shareholder of the Company is sought. The Company has also authorized 10,000,000 of preferred shares with a par value of $0.001 per share. At June 30, 2014 and 2013, 400,000 shares of Class A preferred shares are outstanding. The preferred shares a) have a par value and liquidation value equal to that of a share of the Company’s common stock, b) rank senior to the Company’s Common stock, c) carry 25 votes per preferred share on all matters subject to vote by the Company’s shareholders, d) are entitled to same dividend as shall be declared from time to time on the common stock, and e) are convertible into one common share at the sole discretion of the holder of the preferred stock.

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

Delaine Corporation

Notes to the Financial Statements

3)	STOCKHOLDERS’ EQUITY (CONTINUED)

SHARE ISSUANCES (CONTINUED)

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

In April 2014, the Company issued 100,000 shares of common stock, par value $.001 per share as late fees to a vendor. The stock was valued at fair market value of $0.25 per share.

4)	PROPRIETARY TECHNOLOGY ACQUISITION/CHANGE IN CONTROL

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

In conjunction with the year ended June 30, 2014, the Company performed an impairment loss assessment of the intangible asset and determined that the carrying amount was not impaired. The assessment considered, amongst other factors, both the current period and historical operating losses, as well as forecasted positive net cash flows to be generated by the intangible asset on a discounted basis. It was determined that the future economic benefits of the intangible asset were greater than the current carrying amount of $353,194. Accordingly the Company has determined that an impairment of the intangible asset is unnecessary as of June 30, 2014.

Delaine Corporation

Notes to the Financial Statements

5)	RELATED PARTY TRANSACTIONS

In August, 2013, the Company entered into an agreement with its President, wherein the Company agreed to pay a monthly salary of $15,800 in exchange for services to be rendered. Furthermore, the Company entered into an agreement with its Chief Technology Officer pursuant to which terms the Company agreed to pay a monthly salary of $6,500. These compensation amounts, in addition to $5,833 in remaining amortization of the President’s prepaid salary through August, 2013, have been recorded in executive compensation for the year ended June 30, 2014 totaling $222,833. Of this amount, $31,946 has yet to be paid and is recorded in accounts payable – related party as of June 30, 2014.

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

Delaine Corporation

Notes to the Financial Statements

6)	PROVISION FOR INCOME TAXES (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 43% to pretax income from continuing operations for the years ended June 30, 2014 and 2013 due to the following:

	For the Year Ended June 30, 2014	For the Year Ended June 30, 2013
Deferred tax asset:
Net operating loss carryforward	$80,331	$144,424
Valuation allowance	(80,331)	(144,424)
Total	$-	$-

The components of income tax expense are as follows:

	For the Year Ended June 30, 2014	For the Year Ended June 30, 2013
Current Federal Tax (Benefit)	$40,624	$(114,195)
Current State Tax (Benefit)	10,753	(30,228)
Use of NOL and Rate Difference	(51,377)	-
Change in NOL benefit	64,093	144,423
Change in valuation allowance	(64,093)	-
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of June 30, 2014, the Company has an unused net operating loss carry-forward balance of $186,817 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2033. The Company also has operating losses of approximately $74,106 which expire beginning in 2030. However, due to a change in control and line of business, the losses are suspended. These losses have not been considered in the deferred tax asset calculation as of June 30, 2014.

Delaine Corporation

Notes to the Financial Statements

6)	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Year Ended June 30, 2014	For the Year Ended June 30, 2013
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At June 30, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

As of June 30, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those since June 23, 2010 (Inception) through the year ended June 30, 2014

7)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2014 and 2013, the Company has an accumulated deficit of $314,987 and $409,570, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to continue in existence is dependent upon, among other things, obtaining additional financing to continue operations, develop, patent and market its technology. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Delaine Corporation

Notes to the Financial Statements

8)	EARNINGS LOSS PER SHARE

The following data show the amounts used in computing earnings (loss) per share.

	June 30, 2014	June 30, 2013
Earnings (loss) from continuing operations	$94,583	$(331,020)
Weighted average number of common shares outstanding	65,029,799	54,183,852
Fully diluted average shares outstanding including 400,000 convertible shares (not included in 2013, as effect would be anti-dilutive)	65,429,799	54,183,852

9)	SUBSEQUENT EVENTS

The Company has evaluated its subsequent events from the balance sheet date through the date of this report and determined that there are no additional events to disclose.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of Mariusz Girt in his capacity as Chief Executive Officer (“CEO”) and Pawel Girt our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of June 30, 2014. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2014. The Company’s internal control over financial reporting as of June 30, 2014 has not been audited by the Company’s independent accountants.

Changes in Internal Control Over Financial Reporting

During the year ended June 30, 2014, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. Executive Compensation.

The following table sets forth information with respect to compensation paid by the registrant to its named executive officers during the last two completed fiscal years ended June 30, 2014 and 2013, respectively.

Executive Officer Compensation
Name and principal position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Mariusz Girt,	2014	$222,833	0	0	0	0	0	0	$222,833
Chief Executive Officer	2013	$99,722	0	0	0	0	0	0	$99,722

Pawel Girt	2014	0	0	0	0	0	0	0	$0
Chief Financial Officer	2013	0	0	$82,750	0	0	0	0	$82,750

The following table sets forth information with respect to compensation paid by the registrant to its director during the fiscal year ended June 30, 2014.

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

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our “Named Executive Officers” during our fiscal year ended June 30, 2014. All information provided herein should be read in conjunction with the tables provided below.

Our Director is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. During the year ended June 30, 2014 our Director did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although he has access to general executive compensation information regarding both local and national industry compensation practices. In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Annual Report on Form 10-K, the total number of shares owned beneficially by each of our director and executive officers individually and as a group, and the present owners of 5% or more of our total outstanding common shares based upon 65,112,813 shares of common stock outstanding and 400,000 Class A preferred stock convertible into common stock on a one for one basis. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Common Stock (1)	Mariusz Girt, Chief Executive Officer, Director 35 Crescent Road Wycoff, NJ	10,023,330	15.4%

Common Stock	Pawel Girt, Chief Financial Officer	5,000,000	7.6%

Common Stock	Jozef Jerzy Jedrzejczyk Ul. Przyjacielska 5 Konstancin Jeziorna 05510	3,904,560	6.0%

Common Stock	Henryka Jozefa Ludwiczak Krowica Pusta 1A WOJ. Wielkopolskie Szczytniki 62865	4,032,198	6.2%

Common Stock	Kamila Monika Ludwiczak Krowica Pusta 1A WOJ. Wielkopolskie Szczytniki 62865	4,032,198	6.2%

Common Stock	Danuta Wronska Ul. Studencka 31, Apt 23 Warszawa 02735	3,904,560	6.0%

Common Stock	All Officers and Director (3 persons)	15,023,330	23.0%

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

2014	$25,000
2013	$12,109

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibit	Document Description
3.1	Articles of Incorporation (Incorporated by reference from Form S-1 filed 01-25-2011)
3.2	By-Laws (Incorporated by reference from Form S-1 filed 01-25-2011)
4.1	Articles of Amendment Class A Preferred Designation
10.1	Technology License Agreement (Incorporated by reference from Form 8-K filed 06-15-2012)
10.2	Management Agreement (Incorporated by reference from Form 8-K filed 08-24-2012)
10.3	Pawel Girt Employment Agreement (Incorporated by reference from Form 8-K filed 03-26-2013
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer)

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 14, 2014.

DELAINE CORPORATION

By:	/s/ Mariusz Girt
Mariusz Girt, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 14, 2014	By:	/s/ Mariusz Girt
Mariusz Girt, President, Principal Executive Officer, and Sole Director

Date: October 14, 2014	By:	/s/ Pawel Girt
Pawel Girt, Chief Financial Officer, Principal Accounting Officer

