Form 10-K/A
period 2014-06-30
Delaine Corp
filed 2014-11-14
CIK 1496139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K /A

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

(201) 425-4725

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

Explanatory Note on Amendment

We have filed this amendment to correct information in Item 11 , the Executive Officer Compensation table which is restated in its entirety.

2

ITEM 11. Executive Compensation.

The following table sets forth information with respect to compensation paid by the registrant to its named executive officers during the last two completed fiscal years ended June 30, 2014 and 2013, respectively.

Executive Officer Compensation
Name and principal position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Mariusz Girt, Chief Executive Officer	2014	$163,833	0	0	0	0	0	0	$163,833
	2013	$99,722	0	0	0	0	0	0	$99,722

Pawel Girt Chief Financial Officer	2014	0	0	0	0	0	0	0	$0
	2013	0	0	$82,750	0	0	0	0	$82,750

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2014 .

DELAINE CORPORATION

By:	/s/ Mariusz Girt
Mariusz Girt, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 12, 2014	By:	/s/ Mariusz Girt
Mariusz Girt, President, Principal Executive Officer, and Sole Director

Date: November 12, 2014	By:	/s/ Pawel Girt
Pawel Girt, Chief Financial Officer, Principal Accounting Officer

4