Form 10-Q
period 2014-09-30
Delaine Corp
filed 2014-11-14
CIK 1496139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54583

Delaine Corporation
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

393 Crescent Ave, Wyckoff, NJ 07481

(Address of principal executive offices, including zip code.)

(201) 425-4725

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

As of November 12, 2014, there are 65,112,813 shares of common stock outstanding.

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

2

Delaine Corporation

Index to the Financial Statements (Unaudited)

September 30, 2014 (Unaudited)

June 30, 2014

Balance Sheets as of September 30, 2014 (Unaudited) and June 30, 2014	4

Statements of Operations (Unaudited) for the three month periods ended September 30, 2014 and 2013	5

Statements of Cash Flows (Unaudited) for the three month periods ended September 30, 2014 and 2013	6

Notes to the Financial Statements (Unaudited)	7

Delaine Corporation

Balance Sheets (Unaudited)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash	$128,603	$123,331
Restricted cash (see Note 3)	73,563	73,563
Accounts receivable	16,619	28,350
Total current assets	218,785	225,244

Property, plant and equipment, net	3,757	3,467

Intangible assets	353,194	353,194
Total assets	$575,736	$581,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$104,031	$39,882
Accounts payable - related party	15,347	31,946
Total current liabilities	119,378	71,828

Stockholders' Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 400,000 shares issued and outstanding as of September 30, 2013 and June 30, 2013, respectively	400	400
Common stock, par value $0.001, 100,000,000 shares authorized, 65,112,813 issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	65,113	65,113
Additional paid-in capital	759,551	759,551
Retained deficit	(368,706)	(314,987)
Total stockholder's equity	456,358	510,077
Total liabilities and stockholder's equity	$575,736	$581,905

See accompanying notes to the financial statements (unaudited).

Delaine Corporation

Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013

Net Revenue (gross total transactions of $517,909 and $337,000)	$124,069	$125,570

Operating expenses:
Advertising	35,784	15,550
General and administrative	15,866	13,944
Selling	48,639	29,011
Professional fees	9,673	13,968
Executive compensation	67,700	31,600
Depreciation expense	126	82
Total operating expenses	177,788	104,155
Operating income (loss) before income taxes	(53,719)	21,415

Other income	-	2

Income tax (expense) benefit	-	-

Net income (loss)	$(53,719)	$21,417

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	65,112,813	65,012,813

See accompanying notes to the financial statements (unaudited).

Delaine Corporation

Statements of Cash Flows (Unaudited)

	For the Quarter Ended September 30, 2014	For the Quarter Ended September 30, 2013

Cash flows from operating activities:
Net income (loss)	$(53,719)	$21,417
Depreciation expense	126	82
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restricted cash	-	(72,209)
Accounts receivable	11,731	(4,975)
Prepaid expenses	-	5,833
Accounts payable	64,149	1,894
Accounts payable - related party	(16,599)	15,800
Net cash provided by (used in) operating activities	5,688	(32,158)

Cash flows from investing activities:
Purchase of equipment	(416)	-
Net cash used in investing activities	(416)	-

Cash flows from financing activities:
Contributed capital	-	25
Net cash provided by financing activities	-	25

Net increase (decrease) in cash	5,272	(32,133)
Cash at beginning of period	123,331	41,334
Cash at end of period	$128,603	$9,201

Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements (unaudited).

Delaine Corporation

Notes to the Financial Statements (Unaudited)

1)	BASIS FOR FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2014 audited financial statements as reported in Form 10-K. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year ended June 30, 2015.

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

	9/30/2014	9/30/2013
Gross total transactions	$517,909	$337,000
Gross cost of total transactions	393,840	211,430
Net revenue	$124,069	$125,570

2)	RESTRICTED CASH

The Company uses merchant accounts to facilitate sales realized through the Company’s proprietary online sales platform. In accordance with certain merchant account agreements 15% of cash receipts are withheld for a period of up to 12 months to ensure the Company’s creditworthiness. After such period these withholdings are to be deposited in the Company’s bank accounts and become usable. Accordingly, as of September 30, 2014, the Company has classified these reserve balances in merchant accounts as restricted cash, totaling $73,563.

3)	RELATED PARTY TRANSACTIONS

In August, 2013, the Company entered into an agreement with its President, wherein the Company agreed to pay a monthly salary of $15,800 in exchange for services to be rendered. Furthermore, the Company entered into an agreement with its Chief Technology Officer (“CTO”) pursuant to which terms the Company agreed to pay a monthly salary of $6,500. These compensation amounts have been recorded in executive compensation for the period ended September 30, 2014, totaling $47,400 for the President and $20,300 for the CTO. Of this amount, $15,347 has yet to be paid and is recorded in accounts payable – related party as of September 30, 2014, ( $31,946 at June 30, 2014).

4)	PROVISION FOR INCOME TAXES

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

Delaine Corporation

Notes to the Financial Statements (Unaudited)

4)	PROVISION FOR INCOME TAXES (CONTINUED)

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 43% to pretax income from continuing operations for the quarters ended September 30, 2014 and 2013 due to the following:

	For the Quarter Ended September 30, 2014	For the Quarter Ended September 30, 2013
Deferred tax asset:
Net operating loss carryforward	$103,430	$133,130
Valuation allowance	(103,430)	(133,130)
Total	$-	$-

The components of income tax expense are as follows:

	For the Quarter Ended September 30, 2014	For the Quarter Ended September 30, 2013
Current Federal Tax	$(18,264)	$7,281
Current State Tax	(4,835)	1,927
Use of NOL and Rate Difference	-	(9,208)
Change in NOL benefit	-	30,698
Change in valuation allowance	23,099	(30,698)
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of September 30, 2014, the Company has an unused net operating loss carry-forward balance of $240,536 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2033. The Company also has operating losses of approximately $78,550 which expire beginning in 2030. However, due to a change in control and line of business, the losses are suspended. These losses have not been considered in the deferred tax asset calculation as of September 30, 2014.

Delaine Corporation

Notes to the Financial Statements (Unaudited)

4)	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Quarter Ended September 30, 2014	For the Quarter Ended September 30, 2013
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At September 30, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

As of September 30, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those since June 23, 2010 (Inception) through the year ended June 30, 2014.

5)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2014 and June 30, 2014, the Company has a retained deficit of $368,706 and $314,987, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

6)	ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising expenses were $35,784 and $15,550 for the three months ended September 30, 2014 and 2013, respectively.

7)	SUBSEQUENT EVENTS

The Company has evaluated its subsequent events from the balance sheet date through the date of issuance and determined that there are no additional events to disclose.

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

Our Company

Delaine Corporation (the “Company”) was incorporated on September 23, 2010 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30. Pursuant to the Reorganization Agreement entered into in September 2012, the Company’s development and operations are to provide online sales of recycled automotive parts using the Company sole’s and exclusive license to certain proprietary technology relating to online procurement of goods (the “Technology”). During the fourth quarter of fiscal year ended September 30, 2013 we launched our online store under the brand Car Monkeys, to introduce our product line to the marketplace. During the three months ended September 30, 2013 we commenced operating our second website under the brand Low Mileage Parts. As of the first quarter of fiscal 2014 we were no longer in the Development Stage.

As an online retailer, we believe we have a significant competitive advantage over traditional retailers in that we do not have to invest in and maintain substantial inventory. Through our proprietary software, we match our customers’ demand with our suppliers’ products and create a virtual ‘Just-in-Time’ inventory system.

Results of Operations

We realized $124,069 in net revenue during the three months ended September 30, 2014 from gross transactions of $517,909. Our gross transactions cost, consisting of supplier payments and shipping cost was $393,840. We realized $125,570 in net revenue during the three months ended September 30, 2013 from gross transactions of $337,000.

Our net revenue of $124,069 compares to $125,570 in net revenue for the three months ended September 30, 2013. The Company had a net operating loss of $53,719 for the three months ended September 30, 2014 compared to net operating income of $21,415 for the three months ended September 30, 2013. The net operating loss was due to increases in our operating expenses, in 2014 such as increased advertising and selling commission expenses from increasing our gross transactions substantially from the prior year. In addition, our executives are now being compensated at a fixed monthly amount, which was not the case in the prior year.

To date, our transactions are entirely from sales of rebuilt engines, transmissions and rear axle assemblies. We intend to use our net income to increase our search engine key word advertising to include smaller rebuilt parts such as starters and alternators.

We expect the trend of increasing transactions to continue as we build our CarMonkeys.com brand and increase search engine key word advertising. At present we are only purchasing key word advertising for rebuilt engines, transmissions and rear axle assemblies. We are also seeking to find additional suppliers for these and other parts.

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013.

Operating Expenses:

Executive compensation of $67,700 for the three months ended September 30, 2014 increased from $31,600 for the three months ended September 30, 2013. The increase was due to employment agreements entered into late in the September 2013 quarter under which the President receives compensation of $15,800 per month and the Chief Technology Officer receives compensation of $6,500 per month. Sales commission expense was $48,639 for the three months ended September 30, 2014 compared to $29,011 for the three months ended September 30, 2013 and reflects our increase in total transactions. Advertising expense was $35,784 for the three months ended September 30, 2014 compared to $15,550 for the three months ended September 30, 2013 and reflects our increase in keyword search engine advertising. Professional fees were $9,673 consisting primarily of accounting and legal fees for the three months ended September 30, 2014, while professional fees were $13,968 for the three months ended September 30, 2013.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2014 and June 30, 2014 respectively, the Company had unrestricted cash of $128,603 and $123,331. The retained deficit for these respective periods is $368,706 and $314,987, an increase of 17% due to the net loss for the quarter. Our intangible assets of $353,194 are the intellectual property.

The Company uses merchant accounts to facilitate sales realized through the Company’s proprietary online sales platform. In accordance with certain merchant account agreements 15% of cash receipts up to a certain maximum amount are withheld for a period of 6 to 12 months to ensure the Company’s creditworthiness. After such period these withholdings are to be deposited in the Company’s bank accounts and become usable. Accordingly, as of September 30, 2014, the Company has classified these merchant account reserve balances as restricted cash, totaling $73,563 compared to $73,563 for the year ended June 30, 2014.

We intend to use our net income and seek investment capital to increase our search engine key word advertising.

As of September 30, 2014 and June 30, 2014 respectively, current liabilities totaled $119,378 and $71,828. Accounts payable were $104,031 as of September 30, 2014 compared to $39,882 as of June 30, 2014. The increase in accounts payable related to shipping costs due to a higher gross transaction volume during the quarter. In addition there was approximately $22,000 of accounts payable recorded which represents shipping costs incurred in the fourth quarter which were incorrectly invoiced by one of our shippers. The shipper’s invoices have now been corrected and such a delay in recording the accounts payable is not expected to reoccur. As of September 30, 2014 we had accounts payable related party representing compensation due to our president of $15,347 compared to $31,946 for the year ended June 30, 2014, a decrease of 52%, as the company was able to pay the President with cash rather than accruing most of his compensation.

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

As of September 30, 2014 and September 30, 2013, we had no material commitments for capital expenditures.

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that information to be included in our Securities and Exchange Commission reports was correctly reported within the time periods specified in SEC rules and forms relating to our company, during the period when this report was being prepared.

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

___________

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

DELAINE CORPORATION

November 14, 2014	By:	/s/ Mariusz Girt
Mariusz Girt, President

