Form 10-Q
period 2014-12-31
Car Monkeys Group
filed 2015-02-17
CIK 1496139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54583

Car Monkeys Group
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

393 Crescent Ave, Wyckoff, NJ 07481

(Address of principal executive offices, including zip code.)

(201) 425-4725

(Registrant's telephone number, including area code)

Delaine Corporation
(Former Name)

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

As of February 12, 2015, there are 3,255,648 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Car” and the “Registrant” refer to Car Monkeys Group unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2014 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

2

Car Monkeys Group

(Formerly Delaine Corporation)

Index to the Financial Statements (Unaudited)

December 31, 2014 (Unaudited)

Balance Sheets as of December 31, 2014 (Unaudited) and June 30, 2014	4

Statements of Operations (Unaudited) for the three and six month periods ended December 31, 2014 and 2013	5

Statements of Cash Flows (Unaudited) for the six month periods ended December 31, 2014 and 2013	6

Notes to the Financial Statements (Unaudited)	7

Car Monkeys Group

(Formerly Delaine Corporation)

Balance Sheets (Unaudited)

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash	$231,275	$123,331
Restricted cash (see Note 3)	73,563	73,563
Accounts receivable	21,435	28,350
Total current assets	326,273	225,244

Property, plant and equipment, net	3,574	3,467

Intangible assets	353,194	353,194
Total assets	$683,041	$581,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$209,952	$39,882
Accounts payable - related party	5,040	31,946
Total current liabilities	214,992	71,828

Stockholders' Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 400,000 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	400	400
Common stock, par value $0.001, 100,000,000 shares authorized, 3,255,648 issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	3,256	3,256
Additional paid-in capital	821,408	821,408
Retained deficit	(357,015)	(314,987)
Total stockholder's equity	468,049	510,077
Total liabilities and stockholder's equity	$683,041	$581,905

See accompanying notes to the financial statements (unaudited).

Car Monkeys Group

(Formerly Delaine Corporation)

Statements of Operations (Unaudited)

	For the Three months Ended December 31, 2014	For the Three months Ended December 31, 2013	For the Six Months Ended December 31, 2014	For the Six Months Ended December 31, 2013

Net Revenue (gross total transactions of $694,270, $429,684, $1,212,180, and $766,684)	$225,208	$172,188	$349,277	$297,758

Operating expenses:
Advertising	52,511	23,654	88,295	39,204
General and administrative	15,811	9,717	31,677	23,864
Selling	43,770	24,759	92,409	53,770
Professional fees	34,342	10,681	44,015	34,615
Executive compensation	66,900	63,900	134,600	85,333
Depreciation expense	183	-	309	81
Total operating expenses	213,517	132,711	391,305	236,867
Operating income (loss) before income taxes	11,691	39,477	(42,028)	60,891

Other income	-	-	-	2

Income tax (expense) benefit	-	-	-	-

Net income (loss)	$11,691	$39,477	$(42,028)	$60,893

Basic and diluted income (loss) per common share	$0.00	$0.01	$(0.01)	$0.02

Weighted average shares outstanding	3,255,648	3,250,641	3,255,648	3,250,641

See accompanying notes to the financial statements (unaudited).

Car Monkeys Group

(Formerly Delaine Corporation)

Statements of Cash Flows (Unaudited)

	For the Six Months Ended December 31, 2014	For the Six Months Ended December 31, 2013

Cash flows from operating activities:
Net income (loss)	$(42,028)	$60,893
Depreciation expense	309	81
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restricted cash	-	(112,735)
Accounts receivable	6,915	(16,720)
Prepaid expenses	-	5,833
Accounts payable	170.070	8,262
Accounts payable - related party	(26,906)	16,797
Net cash provided by (used in) operating activities	108,360	(37,589)

Cash flows from investing activities:
Purchase of equipment	(416)	-
Net cash used in investing activities	(416)	-

Cash flows from financing activities:
Contributed capital	-	26
Net cash provided by financing activities	-	26

Net increase (decrease) in cash	107,944	(37,563)
Cash at beginning of period	123,331	41,334
Cash at end of period	$231,275	$3,771

Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements (unaudited).

Car Monkeys Group

(Formerly Delaine Corporation)

Notes to the Financial Statements (Unaudited)

1)	BASIS FOR FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2014 audited financial statements as reported in Form 10-K. The results of operations for the period ended December 31, 2014 are not necessarily indicative of the operating results for the full year ended June 30, 2015.

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

	12/31/2014	12/31/2013
Gross total transactions	$1,212,180	$766,684
Gross cost of total transactions	862,903	468,926
Net revenue	$349,277	$297,758

At the end of each quarter, there is sometimes a delay in receiving payment from a third party payment processor who has collected the sales revenue before the product is shipped. These uncollected revenues are recorded as sales and accounts receivable at each quarter end.

2)	RESTRICTED CASH

The Company uses merchant accounts to facilitate sales realized through the Company’s proprietary online sales platform. In accordance with certain merchant account agreements 15% of cash receipts are withheld for a period of up to 12 months to ensure the Company’s creditworthiness. After such period these withholdings are to be deposited in the Company’s bank accounts and become usable. Accordingly, as of December 31, 2014, the Company has classified these reserve balances in merchant accounts as restricted cash, totaling $73,563.

3)	INTANGIBLE ASSETS

Identifiable intangible assets have been capitalized as per ASC 350-35 “General Intangibles Other than Goodwill.” Identifiable intangible assets consist of proprietary technology relating to the acquisition of a sole and exclusive license in and to certain proprietary technology relating to online procurement of certain goods in exchange for the issuance of 172,848 shares of common stock, par value $0.001, and 400,000 shares of preferred stock, par value $0.001, to the Company’s president and sole director. The common shares have been valued at $1.206 per share, whereas the preferred shares have been valued at $0.36182 per share. The proprietary technology has been recorded as an intangible asset totaling $353,194 as of June 30, 2012.

An impairment test is done at least annually. The proprietary technology consists of internet search algorithms tailored to searching, cross referencing, and pricing used auto parts. The search algorithms enable a vast and detailed online catalog of used auto parts, which surpasses what is currently available from any other source. Together with the pricing algorithms, the technology provides the display of product information, together with a price that is both competitive and offers a good profit margin for an online retail entity utilizing the technology. This pricing model is based on availability and wholesale cost of each particular part from a trusted network of automotive recyclers nationwide.

Car Monkeys Group

(Formerly Delaine Corporation)

Notes to the Financial Statements (Unaudited)

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

In August, 2013, the Company entered into an agreement with its President, wherein the Company agreed to pay a monthly salary of $15,800 in exchange for services to be rendered. Furthermore, the Company entered into an agreement with its Chief Technology Officer (“CTO”) pursuant to which terms the Company agreed to pay a monthly salary of $6,500. These compensation amounts have been recorded in executive compensation for the period ended December 31, 2014, totaling $94,800 for the President and $39,800 for the CTO. Of this amount, $5,040 has yet to be paid and is recorded in accounts payable – related party as of December 31, 2014, ($31,946 at June 30, 2014).

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 43% to pretax income from continuing operations for the quarters ended December 31, 2014 and 2013 due to the following:

Car Monkeys Group

(Formerly Delaine Corporation)

Notes to the Financial Statements (Unaudited)

	For the Six Months Ended December 31, 2014	For the Six Months Ended December 31, 2013
Deferred tax asset:
Net operating loss carryforward	$98,403	$116,155
Valuation allowance	(98,403)	(116,155)
Total	$-	$-

The components of income tax expense are as follows:

	For the Six Months Ended December 31, 2014	For the Six Months Ended December 31, 2013
Current Federal Tax (Benefit)	$(14,289)	$20,704
Current State Tax	(3,782)	5,480
Use of NOL and Rate Difference	-	(26,184)
Change in NOL benefit	-	47,673
Change in valuation allowance	18,071	(47,673)
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of December 31, 2014, the Company has an unused net operating loss carry-forward balance of $228,845 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2033.

Car Monkeys Group

(Formerly Delaine Corporation)

Notes to the Financial Statements (Unaudited)

5)	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Six Months Ended December 31, 2014	For the Six Months Ended December 31, 2013
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At December 31, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those since June 23, 2010 (Inception) through the year ended June 30, 2014.

6)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2014 and June 30, 2014, the Company has a retained deficit of $357,015 and $314,987, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

7)	STOCKHOLDERS’ EQUITY

On January 16, 2015 the Company effected a twenty for one reverse stock split, reducing outstanding common shares from 65,112,813 shares to 3,255,648 shares. Fractional shares were rounded up to the next whole share. The split is reflected retrospectively in these financial statements

8)	ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising expenses were $52,511, $88,295, $23,654 and $39,204 for the three and six months ended December 31, 2014 and 2013, respectively.

9)	SUBSEQUENT EVENTS

The Company has evaluated its subsequent events from the balance sheet date through the date of issuance and determined that there are no additional events to disclose, other than the reverse stock split described in Note 7.

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

Our Company

Car Monkeys Group (formerly Delaine Corporation) (the “Company”) was incorporated on September 23, 2010 in the State of Nevada. On January 16, 2015 we effected a twenty to one reverse split of our common stock. On February 6, 2015, we amended our Articles of Incorporation to change the Company’s name to Car Monkeys Group in order to more effectively promote our brand name and market presence.

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30. Pursuant to the Reorganization Agreement entered into in September 2012, the Company’s development and operations are to provide online sales of recycled automotive parts using the Company’s sole and exclusive license to certain proprietary technology relating to online procurement of goods (the “Technology”). During the fourth quarter of fiscal year ended June 30, 2013 we launched our online store under the brand Car Monkeys, to introduce our product line to the marketplace. During the quarter ended September 30, 2013 we commenced operating our second website under the brand Low Mileage Parts. As of the first quarter of fiscal 2014 we were no longer in the Development Stage.

As an online retailer, we believe we have a significant competitive advantage over traditional retailers in that we do not have to invest in and maintain substantial inventory. Through our proprietary software, we match our customers’ demand with our suppliers’ products and create a virtual ‘Just-in-Time’ inventory system.

Results of Operations

We realized $349,277 in net revenue during the six months ended December 31, 2014 from gross transactions of $1,212,180. Our gross transactions cost, consisting of supplier payments and shipping cost was $862,903. We realized $297,758 in net revenue during the six months ended December 31, 2013 from gross transactions of $766,684 an increase in net revenue of 17%.

The Company had a net operating loss of $42,028 for the six months ended December 31, 2014 compared to net operating income of $60,893 for the six months ended December 31, 2013. The increase in net operating loss was due to increases in our operating expenses, in 2014 such as increased advertising by 125% and selling commission expenses from increasing our gross transactions up 58% from the prior year. In addition, our executives are now being compensated at a fixed monthly amount, which was not the case in the prior year.

To date, our transactions are entirely from sales of usedt engines, transmissions and rear axle assemblies. We intend to use our net income to increase our search engine key word advertising to include smaller usedt parts such as starters and alternators.

We expect the trend of increasing transactions to continue as we build our CarMonkeys.com brand and increase search engine key word advertising. At present we are only purchasing key word advertising for used engines, transmissions and rear axle assemblies. We are also seeking to find additional suppliers for these and other parts.

Quarter Ended December 31, 2014 Compared to Quarter Ended December 31, 2013.

Operating Expenses:

Executive compensation of $134,600 for the six months ended December 31, 2014 increased from $85,333 for the six months ended December 31, 2013. The increase was due to employment agreements entered into late in the September 2013 quarter under which the President receives compensation of $15,800 per month and the Chief Technology Officer receives compensation of $6,500 per month. Sales commission expense was $92,409 for the six months ended December 31, 2014 compared to $53,770 for the six months ended December 31, 2013 and reflects our increase in total transactions. Advertising expense was $88,295 for the six months ended December 31, 2014 compared to $39,204 for the six months ended December 31, 2013, an increase of 125%. This reflects our increase in keyword search engine advertising. Professional fees were $44,015 consisting primarily of accounting and legal fees for the six months ended December 31, 2014, while professional fees were $34,615 for the six months ended December 31, 2013.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2014 and June 30, 2014 respectively, the Company had unrestricted cash of $231,275 and $123,331, an increase of 87.5%. The retained deficit for these respective periods is $357,015 and $314,987, an increase of 13% due to the net loss for the quarter. Our intangible assets of $353,194 are the intellectual property.

The Company uses merchant accounts to facilitate sales realized through the Company’s proprietary online sales platform. In accordance with certain merchant account agreements 15% of cash receipts up to a certain maximum amount are withheld for a period of 6 to 12 months to ensure the Company’s creditworthiness. After such period these withholdings are to be deposited in the Company’s bank accounts and become usable. Accordingly, as of December 31, 2014, the Company has classified these merchant account reserve balances as restricted cash, totaling $73,563 compared to $73,563 for the year ended June 30, 2014.

We intend to use our net income and seek investment capital to increase our search engine key word advertising.

As of December 31, 2014 and June 30, 2014 respectively, current liabilities totaled $214,992 and $71,828, an increase of approximately 200% and consisting primarily of accounts payable of $209,952 as of December 31, 2014 compared to $39,882 as of June 30, 2014, an increase of 426%. The increase in accounts payable related to shipping costs of the higher gross transaction volume during the six months. As of December 31, 2014 we had accounts payable-related party representing compensation due to our president of $5,040 compared to $31,946 for the year ended June 30, 2014, a decrease of 84%, as the company was able to pay the President with cash rather than accruing most of his compensation.

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

As of December 31, 2014 and December 31, 2013, we had no material commitments for capital expenditures.

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On January 16, 2015 we effected a twenty to one reverse split of our common stock. The stock trading symbol temporarily changed to DEPND for twenty business days. On January 27, 2015 with an effective date of February 6, 2015, we amended our Articles of Incorporation to change the Company’s name to Car Monkeys Group in order to more effectively promote our brand name and market presence. On February 13, 2015 our stock trading symbol was changed to CKMY.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.2	Amendment to the Articles of Incorporation

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

CAR MONKEYS GROUP

February 17, 2015	By:	/s/ Mariusz Girt
Mariusz Girt, President

