Form 10-Q
period 2015-03-31
Car Monkeys Group
filed 2015-05-20
CIK 1496139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

 _____________

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

As of May 15, 2015, there are 3,255,648 shares of common stock outstanding.

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

2

Car Monkeys Group

(Formerly Delaine Corporation)

Index to the Financial Statements (Unaudited)

March 31, 2015 (Unaudited)

Balance Sheets as of March 31, 2015 (Unaudited) and June 30, 2014	4

Statements of Operations (Unaudited) for the three and nine month periods ended March 31, 2015 and 2014	5

Statements of Cash Flows (Unaudited) for the nine month periods ended March 31, 2015 and 2014	6

Notes to the Financial Statements (Unaudited)	7

Car Monkeys Group

(Formerly Delaine Corporation)

Balance Sheets (Unaudited)

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash	$154,619	$123,331
Restricted cash (see Note 3)	73,563	73,563
Accounts receivable	12,660	28,350
Total current assets	240,842	225,244

Property, plant and equipment, net	3,413	3,467

Intangible assets	353,194	353,194
Total assets	$597,449	$581,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$128,888	$39,882
Accounts payable - related party	11,351	31,946
Total current liabilities	140,239	71,828

Stockholders' Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 400,000 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	400	400
Common stock, par value $0.001, 100,000,000 shares authorized, 3,255,648 issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	3,256	3,256
Additional paid-in capital	821,408	821,408
Retained deficit	(367,854)	(314,987)
Total stockholder's equity	457,210	510,077
Total liabilities and stockholder's equity	$597,449	$581,905

See accompanying notes to the financial statements (unaudited).

Car Monkeys Group

(Formerly Delaine Corporation)

Statements of Operations (Unaudited)

	For the Three months Ended March 31, 2015	For the Three months Ended March 31, 2014	For the Nine Months Ended March 31, 2015	For the Nine Months Ended March 31, 2014

Net Revenue (gross total transactions of $640,335, $487,481, $1,852,514, and $1,254,165)	$203,994	$176,994	$553,271	$474,752

Operating expenses:
Advertising	57,540	26,207	145,835	65,411
General and administrative	23,586	21,636	55,262	45,300
Selling	50,791	22,243	143,200	76,013
Professional fees	14,355	15,390	58,371	50,005
Executive compensation	68,400	71,900	203,000	157,433
Depreciation expense	161	163	470	245
Total operating expenses	214,833	157,539	606,138	394,407
Operating income (loss) before income taxes	(10,839)	19,455	(52,867)	80,345

Other income	-	-	-	3

Income tax (expense) benefit	-	-	-	-

Net income (loss)	$(10,839)	$19,455	$(52,867)	$80,348

Basic and diluted income (loss) per common share	$(0.00)	$0.01	$(0.02)	$0.02

Weighted average shares outstanding	3,255,648	3,255,648	3,255,648	3,255,648

See accompanying notes to the financial statements (unaudited).

Car Monkeys Group

(Formerly Delaine Corporation)

Statements of Cash Flows (Unaudited)

	For the Nine Months Ended March 31, 2015	For the Nine Months Ended March 31, 2014

Cash flows from operating activities:
Net income (loss)	$(52,867)	$80,348
Depreciation expense	470	245
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restricted cash	-	(92,495)
Accounts receivable	15,690	(35,319)
Prepaid expenses	-	5,833
Accounts payable/accrued expenses	89,006	3,576
Accounts payable - related party	(20,595)	35,705
Net cash provided by (used in) operating activities	31,704	(2,107)

Cash flows from investing activities:
Purchase of equipment	(416)	-
Net cash used in investing activities	(416)	-

Cash flows from financing activities:
Contributed capital	-	25
Net cash provided by financing activities	-	25

Net increase (decrease) in cash	31,288	(2,082)
Cash at beginning of period	123,331	41,334
Cash at end of period	$154,619	$39,252

Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2014 audited financial statements as reported in Form 10-K. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year ended June 30, 2015.

REVENUE RECOGNITION

The Company recognizes revenue under ASC 605 “Revenue Recognition.” Under ASC 605-45, the Company determined that revenues should be recognized on the net revenue reporting method, in which the Company only reports the net revenues from the drop shipped transactions. Revenue is recognized when revenues have been collected and the product has been shipped FOB shipper. Gross and net revenue is as follows:

	3/31/2015	3/31/2014
Gross total transactions	$1,852,514	$1,254,165
Gross cost of total transactions	1,299,243	779,413
Net revenue	$553,271	$474,752

At the end of each quarter, there is sometimes a delay in receiving payment from a third party payment processor who has collected the sales revenue before the product is shipped. These uncollected revenues are recorded as sales and accounts receivable at each quarter end.

2)	RESTRICTED CASH

The Company uses merchant accounts to facilitate sales realized through the Company’s proprietary online sales platform. In accordance with certain merchant account agreements 15% of cash receipts are withheld for a period of up to 12 months to ensure the Company’s creditworthiness. After such period these withholdings are to be deposited in the Company’s bank accounts and become usable. Accordingly, as of March 31, 2015, the Company has classified these reserve balances in merchant accounts as restricted cash, totaling $73,563.

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

In August, 2013, the Company entered into an agreement with its President, wherein the Company agreed to pay a monthly salary of $15,800 in exchange for services to be rendered. Furthermore, the Company entered into an agreement with its Chief Technology Officer (“CTO”) pursuant to which terms the Company agreed to pay a weekly salary of $1,500. These compensation amounts have been recorded in executive compensation for the period ended March 31, 2015, totaling $142,200 for the President and $60,800 for the CTO. Of this amount, $11,351 has yet to be paid and is recorded in accounts payable – related party as of March 31, 2015, ($31,946 at June 30, 2014).

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

Car Monkeys Group

(Formerly Delaine Corporation)

Notes to the Financial Statements (Unaudited)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 43% to pretax income from continuing operations for the quarters ended March 31, 2015 and 2014 due to the following:

	For the Nine Months Ended March 31, 2015	For the Nine Months Ended March 31, 2014
Current Federal Tax (Benefit) at 34%	$(17,974)	$27,318
Current State Tax	(4,758)	7,231
Use of NOL and Rate Difference	-	(34,549)
Change in NOL benefit	-	56,039
Change in valuation allowance	22,732	(56,039)
Total	$-	$-

	For the Nine Months Ended March 31, 2015	For the Nine Months Ended March 31, 2014
Deferred tax asset:
Net operating loss carryforward	$103,064	$107,789
Valuation allowance	(103,064)	(107,789)
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of March 31, 2015, the Company has an unused net operating loss carry-forward balance of $239,684 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2033.

Car Monkeys Group

(Formerly Delaine Corporation)

Notes to the Financial Statements (Unaudited)

5)	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Nine Months Ended March 31, 2015	For the Nine Months Ended March 31, 2014
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At March 31, 2015, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

As of March 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those since June 23, 2010 (Inception) through the year ended June 30, 2014.

6)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2015 and June 30, 2014, the Company has a retained deficit of $367,854 and $314,987, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

7)	STOCKHOLDERS’ EQUITY

On January 16, 2015 the Company effected a twenty for one reverse stock split, reducing outstanding common shares from 65,012,813 shares to 3,255,648 shares. Fractional shares were rounded up to the next whole share. The split is reflected retrospectively in these financial statements.

8)	ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising expenses were $57,540, $145,835, $26,207 and $65,411 for the three and nine months ended March 31, 2015 and 2014, respectively.

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

Our Company

Car Monkeys Group (formerly Delaine Corporation) (the “Company”) was incorporated on September 23, 2010 in the State of Nevada. On January 16, 2015 we effected a twenty to one reverse split of our common stock. On February 6, 2015, we amended our Articles of Incorporation to change the Company’s name to Car Monkeys Group in order to more effectively promote our brand name and market presence. Our trading symbol is now CKMY.

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

Results of Operations

We realized $553,271 in net revenue during the nine months ended March 31, 2015 from gross transactions of $1,852,514. Our gross transactions cost, consisting of supplier payments and shipping cost was $1,299,243. We realized $474,752 in net revenue during the nine months ended March 31, 2014 from gross transactions of $1,254,165, an increase in net revenue of 17%.

The Company had a net operating loss of $52,867 for the nine months ended March 31, 2015 compared to net operating income of $80,348 for the nine months ended March 31, 2014. The increase in net operating loss was due to increases in our operating expenses, in 2015 such as increased advertising by 123% and selling commission expenses from increasing our gross transactions up 88% from the prior year. In addition, our executives are now being compensated at a fixed monthly amount, which was not the case in the prior year.

To date, our transactions are entirely from sales of used engines, transmissions and rear axle assemblies. We intend to use our net income to increase our search engine key word advertising to include smaller used parts such as starters and alternators.

We expect the trend of increasing transactions to continue as we build our CarMonkeys.com brand and increase search engine key word advertising. At present we are only purchasing key word advertising for used engines, transmissions and rear axle assemblies. We are also seeking to find additional suppliers for these and other parts.

Nine months Ended March 31, 2015 Compared to Nine months Ended March 31, 2014.

Operating Expenses:

Executive compensation of $203,000 for the nine months ended March 31, 2015 increased from $157,433 for the nine months ended March 31, 2014. The increase was due to employment agreements entered into late in the September 2013 quarter under which the President receives compensation of $15,800 per month and the Chief Technology Officer receives compensation of $1,500 per week. Sales commission expense was $143,200 for the nine months ended March 31, 2015 compared to $76,013 for the nine months ended March 31, 2014 and reflects our increase in total transactions. Advertising expense was $145,835 for the nine months ended March 31, 2015 compared to $65,411 for the nine months ended March 31, 2014, an increase of 123%. This reflects our increase in keyword search engine advertising. Professional fees were $58,371 consisting primarily of accounting and legal fees for the nine months ended March 31, 2015, while professional fees were $50,005 for the nine months ended March 31, 2014.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2015 and June 30, 2014 respectively, the Company had unrestricted cash of $154,619 and $123,331, an increase of 25.4%. The retained deficit for these respective periods is $367,854 and $314,987, an increase of 17% due to the net loss for the nine months. Our intangible assets of $353,194 are the intellectual property.

The Company uses merchant accounts to facilitate sales realized through the Company’s proprietary online sales platform. In accordance with certain merchant account agreements 15% of cash receipts up to a certain maximum amount are withheld for a period of 6 to 12 months to ensure the Company’s creditworthiness. After such period these withholdings are to be deposited in the Company’s bank accounts and become usable. Accordingly, as of March 31, 2015, the Company has classified these merchant account reserve balances as restricted cash, totaling $73,563 compared to $73,563 for the year ended June 30, 2014.

We intend to use our net income and seek investment capital to increase our search engine key word advertising.

As of March 31, 2015 and June 30, 2014 respectively, current liabilities totaled $140,239 and $71,828, an increase of approximately 95% and consisting primarily of accounts payable of $128,888 as of March 31, 2015 compared to $39,882 as of June 30, 2014, an increase of 223%. The increase in accounts payable related to shipping costs of the higher gross transaction volume during the nine months. As of March 31, 2015 we had accounts payable-related party representing compensation due to our president of $11,351 compared to $31,946 for the year ended June 30, 2014, a decrease of 64%, as the Company was able to pay the President with cash rather than accruing most of his compensation.

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

As of March 31, 2015 and 2014, we had no material commitments for capital expenditures.

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CAR MONKEYS GROUP

Date: May 20, 2015	By:	/s/ Mariusz Girt
Mariusz Girt, President

