Form 10-K
period 2015-06-30
Car Monkeys Group
filed 2015-10-13
CIK 1496139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (2,524,520 shares) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $50,490, based upon the last sale of common equity on December 31, 2014 at $0.02 per share.

As of October 9, 2015, there are 3,255,687 shares of common stock outstanding.

All references in this Report on Form 10-K to the terms “we”, “our”, “us”, the “Company”, “Car Monkeys” and the “Registrant” refer to Car Monkeys Group unless the context indicates another meaning.

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

All references in this Annual Report on Form 10-K to the terms “we”, “our”, “us”, “Car Monkeys” and “the Company” refer to Car Monkeys Group.

PART I

ITEM 1. Business.

Organizational History

Car Monkeys Group (formerly Delaine Corporation) was incorporated on June 23, 2010 in the State of Nevada. On January 16, 2015 we effected a twenty to one reverse split of our common stock. On February 6, 2015, we amended our Articles of Incorporation to change the Company’s name to Car Monkeys Group in order to more effectively promote our brand name and market presence. Our trading symbol is now CKMY. We maintain our statutory registered agent's office at 5348 Vegas Drive, Las Vegas, NV 89108, and our business office is located at 393 Crescent Ave, Wyckoff, NJ 07481. We have not been subject to any bankruptcy, receivership, or similar proceeding, or any material reclassification or consolidation.

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

On June 14, 2013 the Company launched an e-commerce website under the brand Car Monkeys listing over 88,000 SKUs in the following product categories: Engine Assemblies, Transmissions, Rear Ends and Transfer Cases with further plans to expand the product offerings to everything from small mechanical auto parts and electrical parts to complete suspensions and collision repair parts.

Primary Business

Car Monkeys Group is an online retailer of used auto parts under the brand name Car Monkeys. The Company utilizes proprietary algorithms developed in 2008 by Mariusz Girt, the Company’s president. The Company’s proprietary search and consolidation algorithm allows us to show our customers all parts that meet their specific needs. Far more sophisticated than normal search engines, this technology understands and accounts for the fact that many identical parts and assemblies are shared across multiple models, model years, and even across brands. Most owners are completely unaware that parts from a completely different vehicle may be an exact fit for their application. Ordinary search engines do not account for this interchangeability, and as a result, severely limit the customer’s range of choices. This first component of our technology lays the groundwork by providing us with an enhanced field of possibilities for subsequent data mining.

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

Many mechanics are reluctant to install used parts for their customers, or, indeed, even new parts obtained by the customer from external discount sources. The reason for this attitude is understandable: if the part fails, or the customer is dissatisfied for any reason whatsoever, the mechanic is left in the uncomfortable position of having to resolve the issue at his or her own expense, or else, risk losing the customer by refusing to remedy the problem. By dealing with Car Monkeys, selected shops will be able to expand their customer base with no risk to themselves. Behind the scenes, our advanced decision support software empowers us to search real-time inventory of more than 157 million parts from our trusted network of suppliers, create a purchase order, and activate the entire wholesale purchase order process, right down to production of a shipping label ready to be transmitted to a particular recycler for fulfillment. This entire process is fully automated and very straightforward to use, with minimal training required.

In order to ensure complete customer satisfaction, our software infrastructure includes a sophisticated, proactive fulfillment facility. This automated process tracks shipments, comparing progress against predicted positioning and flagging potential deviations for timely human intervention, when necessary. Timing is critical both to customers who do their own work as well to professionals who must efficiently control their shop schedules. Once fully staffed, our combination of automation and human control will allow us to guarantee shipment of each order within 24-48 hours. Here again, the result is to instill confidence in our customers that Car Monkeys is the safest, most reliable, and most predictable source for all their part, tool, and service requirements.

The combination of these unique proprietary AI algorithms, along with innovative integration of well supported off the shelf software, sets Car Monkeys apart from a disparate field of narrow-focus, highly commercialized retailers. Our deep and extensive understanding of a broad array of technologies is designed to make us an essential first-stop for anyone involved in automobile maintenance. Our interface design, coupled with a comprehensive offering of free and competitively priced resources, will ensure that once they arrive, our visitors will have no reason to leave. Our primary focus is to build customer loyalty through exemplary service, before as well as after a sale has been made. Stated differently, visitors will be encouraged to fully experience our service philosophy in order to thoroughly convince themselves that we deserve and value their business.

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

Car Monkey’s unprecedented no-risk warranty program will mean that our customers can reduce their repair costs by using eco-friendly recycled parts, while simultaneously benefitting from a warranty program superior to that from any other sources of new or recycled parts. Thus, buying from Car Monkeys becomes a true ‘no-brainer’.

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

Car Monkey’s web presence will position us as far more than just another purveyor of parts for purchase.

Our site will be a central repository and gathering point for those seeking resources for maintaining their vehicles while minimizing cost to themselves and impact to the environment.

Expansion Through Vertical Integration

Car Monkeys has developed a comprehensive expansion strategy to vertically grow its operations and to substantially increase profitability. Key elements of our vertical growth strategy are as follows:

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

Addition Of New OEM (Original Equipment Manufacturer) Parts

The Company has recently been approached by a local new car dealership’s owner of a major American car brand, who proposed to sell new OEM hard parts and accessories to us at wholesale prices, for which our Company could develop the market. Car Monkeys will approach local dealers of all domestic and foreign automobiles, in any location that would be willing to supply us with the new OEM parts that we will add to our online inventory.

Creation Of Prepaid Installation Network

Car Monkeys will establish a program to partner with ASE-certified mechanic shops in order to create our own proprietary database of installation costs for engines, transmissions, transfer cases, and rear ends, for each year, make, and model for every market in the United States. We will pre-negotiate those rates, and then offer them at our online stores at a modest mark up.

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

Expansion Through Horizontal Integration

Key elements of our horizontal growth strategy are as follows:

Competition Buyout Or Takeover

With the completion of the vertical business integration models, Car Monkeys will commence a process to identify candidates for a buyout or takeover. The good candidate will be identified from a list of existing used or aftermarket parts e-retailers. The newly acquired competitor will bring significant growth of online traffic and number of customers. At this point our Company will implement the previously created vertical business strategy models to the newly purchased online stores.

Addition Of New Online Stores For International Markets

The Company has identified one African country (Nigeria) as a major market for used automotive parts. In 2008 alone, that country imported over $400,000,000 worth of used auto parts from United States. Delaine plans to launch a Nigerian version of our online store with direct shipping of all of our auto parts to that sub-Saharan Nation.

Another enormous market that Car Monkeys has identified is Latin America. The Company will concentrate on Spanish speaking countries and launch a Spanish version of our online store.

Once implementation of these first two international stores is completed, Car Monkeys will continue to identify future international markets.

Inclusion Of Our Online Inventory On Amazon.com

The Company will prepare our product database for Amazon integration. Once completed all of our inventory will be available for purchase through the Amazon.com website with its millions of customers per month. The terms of such partnership have already been investigated.

Make Our Inventory Available To National Brick And Mortar Parts Retailers

Car Monkeys will develop partnerships with popular brick-and-mortar retailers. Our president has pre-existing relationships with individual branches of a nationwide parts retailer. We are working on creating software modules that will reside on the company’s Point of Sale system. This will allow our inventory to display seamlessly in response to parts queries from retail chains, including our price for the part, labor warranty, and prepaid installation cost for their local market. Our pricing structure will allow us to offer our parts at an attractive discount, while still generating significant sales at a profitable margin. In addition, we expect further revenue to be realized from selling our labor warranty and prepaid installations.

Technology

Background

When Car Monkeys’s president, Mariusz Girt, began exploring the used auto parts business in 2008, product returns on recycled automobile part sales was as high as 25%. Given the freight charges associated with heavy parts, this was clearly unacceptable. He began investigating the sources of this issue and researching possible solutions, developing a deep understanding of the entire supply-chain. What he discovered was a problem domain of significant complexity, but one that could be broken down into three primary components:

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

Technological Differentiators

Technology plays a critical role in all modern enterprises, and this is particularly true in our business model. Critical areas of focus include:

1.

Web presence— Our goal is to offer an exemplary web experience. We want visitors to bookmark our page within the first few minutes of their arrival, and plan to engage the best available design experts to ensure this is the case.

2.

Inter-enterprise connectivity—A critical component of our operating model is our ability to seamlessly merge our internal data model with the software infrastructures of our supply-chain partners. We must be able to pull inventory information from all of our sources in real time, and must simultaneously be able to allow our consumers, including auto shops, brick-and-mortar resellers, and the customers themselves, to query our consolidated data, including our calculated pricing structures. These are challenging requirements, requiring a robust logical data model, multi- tiered architectures, real-time transaction processing components, and sophisticated, standards- based, integration layers. Car Monkeys’s current and prospective management team embody the technological backgrounds and skill sets to address these requirements. Of course, no individual can be expert in every area of today’s multifaceted technology environment, which is why our business plan includes provisions for retaining experts in specific areas, as required.

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

•

Geographically organized networking pages (along the lines of Craigslist), in which customers can arrange to share use of specialty tools, arrange mutual help, and so forth. (No ‘for-sale’ advertisements).

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

Our company's securities are traded on the OTCPINK operated by OTCMarkets.com under the symbol “CKMY”. Over the past two years, the range of reported high and low bid quotations is set forth below.

Quarter Ended	High Bid		Low Bid
06/30/2015	0.35		0.055
03/31/2015	0.51	*	0.05	*
12/31/2014	0.085		0.145
09/30/2014	0.1628		.025
06/30/2014	0.1628		0.15
03/31/2014	0.15		0.15
12/31/2013	0.15		0.15
09/30/2013	0.15		0.15
06/30/2013	0.15		0.15
*20 to 1 reverse split effective 01/16/2015

Shareholders

We have 51 shareholders of record of our common stock and 3,255,687 shares of common stock outstanding as of the date of this report. In March 2015, we granted options to an employee to acquire up to 400,000 shares of common stock at $0.10 per share on or before March 23, 2020. Options on 200,000 shares have vested and the remaining options vest by August 23, 2016. Neither the options nor the underlying shares have been registered under the Securities Act and are restricted securities as defined by SEC Rule 144.

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

Our Company

Car Monkeys Group (the “Company”) was incorporated on June 23, 2010 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30. Pursuant to the Reorganization Agreement entered into in June 2012, the Company’s development and operations are to provide online sales of recycled automotive parts using the Company sole’s and exclusive license to certain proprietary technology relating to online procurement of goods (the “Technology”). During the fourth quarter of fiscal year ended June 30, 2013 we launched our online store under the brand Car Monkeys, to introduce our product line to the marketplace. During the three months ended September 30, 2013 we commenced operating our second website under the brand Low Mileage Parts. As of the first quarter of fiscal 2014 we were no longer in the Development Stage.

Results of Operations

Due to a lack of funds, our ability to promote our products has been limited. To date, our efforts have been devoted primarily to raising capital, borrowing funds and establishing our online catalog and the Car Monkeys brand name. Accordingly, the Company realized $779,377 in net revenue during the fiscal year ended June 30, 2015 which represents sales since the website launch as compared to $672,858 in net revenue for the fiscal year ended June 30, 2014. The Company had a net loss of $59,156 for the fiscal year ended June 30, 2015 compared to net income of $94,583 for the fiscal year ended June 30, 2014.

Year Ended June 30, 2015 Compared to Year Ended June 30, 2014.

Operating Expenses:

Advertising expenses were $208,448 for the fiscal year ended June 30, 2015 compared to $94,249 for the fiscal year ended June 30, 2014. General and administrative expenses were $73,253 for the fiscal year ended June 30, 2015 compared to $69,766 for the fiscal year ended June 30, 2014. Selling expenses for the fiscal year ended June 30, 2015 were $192,685 compared to $108,012 for the fiscal year ended June 30, 2014. For the fiscal year ended June 30, 2015, professional fees were $70,281 consisting primarily of accounting and legal fees. For the fiscal year ended June 30, 2014, professional fees were $58,013 consisting primarily of accounting and legal fees. During the fiscal year ended June 30, 2014, the Company issued 100,000 shares of common stock valued at $25,000 as payment of late fees in connection with unpaid legal fees from the 2012 reorganization. There was no similar expense for the fiscal year ending June 30, 2015. The Company granted 400,000 stock options to its Chief Operating Officer. The options resulted in an expense of $23,000 for the fiscal year ending June 30, 2015. The Chief Operating Officer received no other compensation. Executive compensation for the fiscal year ending June 30, 2015 was $269,900 compared to $222,833 for the fiscal year ending June 30, 2014. Total operating expense for the fiscal year ended June 30, 2015 was $838,533 compared to $578,276 for the fiscal year ended June 30, 2014. Operating loss before income taxes was $36,156 for the fiscal year ended June 30, 2015 compared to net income of $94,582 for the fiscal year ended June 30, 2014. The Company decided to increase advertising expenses substantially in an effort to increase revenue. Gross revenue did increase 27% which resulted in selling expenses also increasing due to payments to those handling the sales transactions.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2015 and June 30, 2014, the Company has cash of $68,373 and $123,331, respectively. The accumulated deficit for these periods is $374,143 and $314,987, respectively. Our intangible assets of $353,194 represent the intellectual property which relates to online procurement of goods.

The Company uses merchant accounts to facilitate sales realized through the Company’s proprietary online sales platform. In accordance with certain merchant account agreements 15% of cash receipts up to a certain maximum amount are withheld for a period of 6 to 12 months to ensure the Company’s creditworthiness. After such period these withholdings are to be deposited in the Company’s bank accounts and become usable. Accordingly, as of June 30, 2015 and 2014, the Company has classified these merchant account reserve balances as restricted cash, totaling $92,503 and $73,563.

Since we initiated our business operations, we have been funded by the private sale of equity to investors.

In April 2014, the Company issued 100,000 shares of common stock, par value $.001 per share as late fees in connection with unpaid legal fees from the 2012 reorganization. The stock was value at fair market value of $0.25 per share.

As of June 30, 2015 and June 30, 2014, accounts payable totaled $44,606 and $39,882, respectively. As of June 30, 2015 and 2014 we had accounts payablerelated party in the amounts of $16,406 and $31,946 representing compensation due to our president.

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

As of June 30, 2015 and June 30, 2014, we had no material commitments for capital expenditures.

Off Balance Sheet Arrangements

None.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8. Financial Statements and Supplementary Data.

Car Monkeys Group

Index to the Audited Financial Statements

For the Years Ended June 30, 2015 and 2014.

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

515 SOUTH 400 EAST, SUITE 100

SALT LAKE CITY, UTAH 8411
_______________

PHONE (801) 328-2727 FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DCar Monkeys Group

Wyckoff, NJ

We have audited the accompanying balance sheets of Car Monkeys Group as of June 30, 2015 and 2014, and the related statements of operations, changes of stockholders’ equity and cash flows for the years then ended. . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Car Monkeys Group as of June 30, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C

Salt Lake City, Utah 84111

October 13, 2015

Car Monkeys Group

Balance Sheets

	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash	$68,373	$123,331
Restricted cash (Note 2)	23,479	73,563
Accounts receivable	17,947	28,350
Total current assets	109,799	225,244
Restricted cash (Note 2)	69,024	-
Property, plant and equipment, net	2,916	3,467

Intangible assets	353,194	353,194
Total assets	$534,933	$581,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,606	$39,882
Accounts payable – related party	16,406	31,946
Total current liabilities	61,012	71,828

Stockholder's Equity
Class A Preferred stock, par value $0.001, 10,000,000 shares authorized, 400,000 shares issued and outstanding as of June 30, 2015 and June 30, 2014, respectively	400	400
Common stock, par value $0.001, 100,000,000 shares authorized, 3,255,687 and 3,255,687 issued and outstanding as of June 30, 2015 and June 30, 2014, respectively	3,256	3,256
Additional paid-in capital	844,408	821,408
Retained deficit	(374,143)	(314,987)
Total stockholder's equity	473,921	510,077
Total liabilities and stockholder's equity (deficit)	$534,933	$581,905

See accompanying notes to the financial statements.

Car Monkeys Group

Statements of Operations

	For the Year Ended June 30, 2015	For the Year Ended June 30, 2014

Net Revenue (gross total transactions of $2,351,753 and $1,850,959)	$779,377	$672,858

Operating expenses:
Advertising	208,448	94,249
General and administrative	73,253	69,766
Selling	192,685	108,012
Professional fees	70,281	58,013
Executive compensation	269,900	222,833
Stock issued for consulting fees and finance charges	23,000	25,000
Depreciation expense	966	403
Total operating expenses	838,533	578,276
Operating income (loss) before income taxes	(59,156)	94,582
Other income	-	1

Income tax (expense) benefit	-	-

Net income (loss)	$(59,156)	$94,583

Basic and diluted loss per common share	$(0.02)	$0.03

Weighted average shares outstanding	3,255,687	3,251,490

See accompanying notes to the financial statements.

Car Monkeys Group

Statement of Changes of Stockholders’ Equity
Years ended June 30, 2015 and 2014

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2013	400,000	$400	3,250,687	$3,251	$796,388	$(409,570)	$390,469
Common stock issued for late fees on accounts payable	-	-	5,000	5	24,995	-	25,000
Contributed capital	-	-			25	-	25
Net income for the year ended June 30, 2014	-	-	-	-	-	94,583	94,583
Balance, June 30, 2014	400,000	400	3,255,687	3,256	821,408	(314,987)	510,077
Vesting of stock options					23,000
Net loss for the year ended June 30, 2015	-	-	-	-	-	(59,156)	(59,156)
Balance, June 30, 2015	400,000	$400	3,255,687	$3,256	$844,408	$(374,143)	$473,921

See accompanying notes to the financial statements.

Car Monkeys Group

Statements of Cash Flows

	For the Year Ended June 30, 2015	For the Year Ended June 30, 2014
Cash flows from operating activities:
Net income (loss)	$(59,156)	$94,583
Depreciation expense	966	403
Stock and stock options issued for expenses	23,000	25,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Restricted cash	(18,940)	(73,563)
Accounts receivable	10,403	(26,470)
Prepaid expenses	-	5,833
Accounts payable	4,724	26,479
Accounts payable – related party	(15,540)	31,946
Net cash provided by (used in) operating activities	(54,543)	84,481

Cash flows from investing activities:
Purchase of equipment	(415)	(2,509)
Net cash used in investing activities	(415)	(2,509)
Cash flows from financing activities:
Contributed capital	-	25
Net cash provided by (used in) financing activities	(415)	25

Net increase (decrease) in cash	(54,958)	81,997
Cash at beginning of period	123,331	41,334
Cash at end of period	$68,373	$123,331

Supplemental Information and Non-Monetary Transactions:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

 Car Monkeys Group

Notes to the Financial Statements
June 30, 2015

1)	ORGANIZATION

Car Monkeys Group (the “Company”) was incorporated on June 23, 2010 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

The Company’s development and operations are to provide online sales of recycled automotive parts using the Company’s sole and exclusive license to certain proprietary technology relating to online procurement of goods (the “Technology”).

Car Monkeys Group is an online retailer of used auto parts under the brand name Car Monkeys. The Company utilizes proprietary algorithms developed in 2008 by Mariusz Girt, the Company’s president. The Company’s proprietary search and consolidation algorithm allows us to show our customers all parts that meet their specific needs. Far more sophisticated than normal search engines, this technology understands and accounts for the fact that many identical parts and assemblies are shared across multiple models, model years, and even across brands. Most owners are completely unaware that parts from a completely different vehicle may be an exact fit for their application. Ordinary search engines do not account for this interchangeability, and as a result, severely limit the customer’s range of choices. Working from this expanded field of prospects, a second proprietary component of our technology applies advanced AI techniques to perform a complex analysis to identify parts that are simultaneously competitively priced as well as of verifiable quality. This component allows us to assess all resultant prospects, and display those that simultaneously represent the best value to our customers, a reasonable profit margin, and, most importantly, a predictive quality metric that allows us to offer a 5-year unlimited-mileage warranty on used parts purchased from us. The technology also includes a fulfillment module, and a fulfillment follow-up module, allowing real time searching of over 157 million auto parts from a trusted network of suppliers, as well as an automated process to identify in-transit shipments, and shipment problems.

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

Car Monkeys Group

Notes to the Financial Statements
June 30, 2015

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $68,373 and $123,331 in cash and cash equivalents as of June 30, 2015 and June 30, 2014, respectively.

RESTRICTED CASH

The Company uses merchant accounts to facilitate sales realized through the Company’s proprietary online sales platform. In accordance with certain merchant account agreements 15% of cash receipts up to a certain maximum amount are withheld for a period of 6 to 12 months to ensure the Company’s creditworthiness. After such period these withholdings are to be deposited in the Company’s bank accounts and become usable. Accordingly, as of June 30, 2015 and 2014, the Company has classified these merchant account reserve balances as restricted cash, totaling $92,503 and $73,563, of which $23,479 is a current asset and $69,024 is a long-term asset ($73,563 and $0 at June 30, 2014), based on the nature of the restrictions.

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

	6/30/2015	6/30/2014
Gross revenue	$2,351,753	$1,850,959
Cost of revenue	1,572,376	1,178,101
Net revenue	$779,377	$672,858

Car Monkeys Group

Notes to the Financial Statements
June 30, 2015

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2015 and June 30, 2014.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2015 and June 30, 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2015 and June 30, 2014.

SHARE BASED EXPENSES

FASB ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities.

Car Monkeys Group

Notes to the Financial Statements
June 30, 2015

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

Car Monkeys Group

Notes to the Financial Statements
June 30, 2015

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management believes recently issued accounting pronouncements will have no impact on the financial statements of Car Monkeys Group.

3)	STOCKHOLDERS’ EQUITY

AUTHORIZED STOCK

The Company has authorized 100,000,000 of common shares with a par value of $0.001 per share. Each share entitles the holder to one vote, in person or proxy, on any matter on which action of the shareholder of the Company is sought. The Company has also authorized 10,000,000 of preferred shares with a par value of $0.001 per share. At June 30, 2015 and 2014, 400,000 shares of Class A preferred shares are outstanding. The preferred shares a) have a par value and liquidation value equal to that of a share of the Company’s common stock, b) rank senior to the Company’s Common stock, c) carry 25 votes per preferred share on all matters subject to vote by the Company’s shareholders, d) are entitled to same dividend as shall be declared from time to time on the common stock, and e) are convertible into one common share at the sole discretion of the holder of the preferred stock. On January 16, 2015 the Company effected a twenty for one reverse stock split, reducing outstanding common shares from 65,112,813 shares to 3,255,648 shares. Fractional shares were rounded up to the next whole share. The split is reflected retrospectively in these financial statements for all periods presented.

Car Monkeys Group

Notes to the Financial Statements
June 30, 2015

3)	STOCKHOLDERS’ EQUITY (CONTINUED)

SHARE ISSUANCES

In April 2014, the Company issued 100,000 shares of common stock, par value $.001 per share as late fees to a vendor. The stock was valued at fair market value of $0.25 per share. The Company granted 400,000 stock options in the year ending June 30, 2015. See Note 9 for further details.

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

In conjunction with the year ended June 30, 2015, the Company performed an impairment loss assessment of the intangible asset and determined that the carrying amount was not impaired. The assessment considered, amongst other factors, both the current period and historical operating losses, as well as forecasted positive net cash flows to be generated by the intangible asset on a discounted basis. It was determined that the future economic benefits of the intangible asset were greater than the current carrying amount of $353,194. Accordingly the Company has determined that an impairment of the intangible asset is unnecessary as of June 30, 2015.

Car Monkeys Group

Notes to the Financial Statements
June 30, 2015

5)	RELATED PARTY TRANSACTIONS

In August, 2013, the Company entered into an agreement with its President, wherein the Company agreed to pay a monthly compensation salary of $15,800 in exchange for services to be rendered. Furthermore, the Company entered into an agreement with its Chief Technology Officer (“CTO”) pursuant to which terms the Company agreed to pay a weekly compensation of $1,500. Compensation expense for the year ended June 30, 2015 was $189,600 for the President and $80,300 for the CTO. Compensation amounts, in addition to $5,833 in remaining amortization of the President’s prepaid compensation through August, 2013, have been recorded in executive compensation for the year ended June 30, 2014 totaling $163,833 for the President and $59,000 for the CTO. Of this amount, $16,406 and $31,946 has yet to be paid and is recorded in accounts payable – related party as of June 30, 2015 and 2014.

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

Notes to the Financial Statements

June 30, 2015

6)	PROVISION FOR INCOME TAXES (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 43% to pretax income from continuing operations for the years ended June 30, 2015 and 2014 due to the following:

	For the Year Ended June 30, 2015	For the Year Ended June 30, 2014
Deferred tax asset:
Net operating loss carryforward	$102,561	$80,331
Stock-based compensation	23,000	-
Valuation allowance	(125,561)	(80,331)
Total	$-	$-

The components of income tax expense are as follows:

	For the Year Ended June 30, 2015	For the Year Ended June 30, 2014
Current Federal Tax (Benefit)	$(20,113)	$40,624
Current State Tax (Benefit)	(5,324)	10,753
Use of NOL and Rate Difference	-	(51,377)
Stock-based compensation	9,890	-
Change in NOL benefit	(6,683)	64,093
Change in valuation allowance	22,230	(64,093)
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of June 30, 2015, the Company has an unused net operating loss carry-forward balance of $238,513 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2033.

Car Monkeys Group

Notes to the Financial Statements
June 30, 2015

6)	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Year Ended June 30, 2015	For the Year Ended June 30, 2014
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At June 30, 2015, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

As of June 30, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those since June 23, 2010 (Inception) through the year ended June 30, 2015.

7)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2015 and 2014, the Company has an accumulated deficit of $374,143 and $314,987, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Car Monkeys Group

Notes to the Financial Statements
June 30, 2015

8)	EARNINGS LOSS PER SHARE

The following data show the amounts used in computing earnings (loss) per share.

	June 30, 2015	June 30, 2014
Earnings (loss) from continuing operations	$(59,156)	$94,583
Weighted average number of common shares outstanding	3,255,687	3,251,490
Fully diluted average shares outstanding including 400,000 convertible preferred shares (not included in 2015, as effect would be anti-dilutive)	3,255,687	3,651,490

9)	STOCK OPTIONS

On March 23, 2015, the Company granted 400,000 options to an individual as incentive to serve as its Chief Operating Officer. The Company recognized stock-based compensation expense of $23,000 during the year ended June 30, 2015. At June 30, 2015 unrecognized compensation expense related to stock options is $97,000 and is expected to be recognized in future periods. The Company accounts for share-based payments pursuant to ASC 718 “Stock Compensation” and records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options using the Black-Sholes option pricing model which requires management to make assumptions regarding projected stock option exercise behavior, risk-free interest rates, volatility of the Company’s stock price and expected dividends. The following assumptions were used:

Expected life 5 years

Risk free interest rate 1.41%

Volatility 301.47%

Dividend yield 0.00%

The options vest as follows: 100,000 on March 31, 2015, 100,000 on August 23, 2015, 100,000 on March 23, 2016 and 100,000 on August 23, 2016.

Each share has an exercise price of $.10 per share. As an alternative method of exercise, provided that at the time of exercise the Company’s common stock is publicly traded with an average daily trading volume of 50,000 shares and closing prices quoted daily for at least the past thirty trading days, and provided further, that the exercise hereof (a “Net Exercise”) will not result in a charge to the Company’s reported earnings, payment of the exercise price per share may be made by delivery of this Option with a Net Exercise Notice. In the event of a Net Exercise, the Optionee shall exchange the Option for such number of shares underlying the Option determined by multiplying such number of shares by a fraction, the numerator of which shall be the difference between the closing price per share as of the day prior to the date the executed Net Exercise Notice and the Option are delivered to the Company and the exercise price per share, and the denominator of which shall be the closing price per share as of the day prior to the date of the executed Net Exercise Notice.

At June 30, 2015 100,000 options have vested, 300,000 remain unvested. At grant date, the fair value of the options was $.23 per share.

10)	SUBSEQUENT EVENTS

The Company has evaluated its subsequent events from the balance sheet date through the date of this report and determined that there are no additional events to disclose.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of Mariusz Girt in his capacity as Chief Executive Officer (“CEO”) and Pawel Girt our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of June 30, 2015. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2015. The Company’s internal control over financial reporting as of June 30, 2015 has not been audited by the Company’s independent accountants.

Changes in Internal Control Over Financial Reporting

During the year ended June 30, 2015, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this report with respect to our executive officers and directors

Name	Age	Title	Tenure

Mariusz Girt	45	President, Chief Executive Officer and Director	June 2012
Marek Kudlinski	49	Chief Technology Officer	March 2013
Pawel Girt	49	Chief Financial Officer	March 2013

Background / Experience

Mariusz Girt, the Company’s President, Chief Executive Officer and sole Director, is the architect of the advanced algorithms at the heart of Car Monkey’s artificial intelligence component location/ evaluation engine. Mr. Girt’s extensive technical background in Computer Systems Analysis and Database Architecture combines seamlessly with his hands-on experience operating a successful auto parts business, resulting in a combination of qualifications uniquely relevant to the Company’s business. Mr. Girt is a dedicated and highly skilled professional with strong interpersonal, communication and leadership skills. Since September 2011, Mr. Girt has been employed as a Senior Computer Systems Analyst for EcoSafe Automotive, LLC, in Wyckoff, NJ, where he provided leadership in launching two online auto parts stores. From August 2004 through September 2011 Mr. Girt served as Senior Computer Systems Analyst at AccessPoint Communications, Inc. in West Palm Beach, Florida and Orange, NJ. At AccessPoint, Mr. Girt was responsible for managing and supervising an IT consulting staff and outside marketing and Public Relations contractors, and the design and development of data warehousing and database marketing software technologies that automate the analysis of business data. From May 2002 through July 2004, Mr. Girt worked at DP Martin & Associates, Inc. in Palm Beach, Florida as a Computer Systems Analyst. Mr. Girt holds a Bachelor of Science degree in IT from the University of Opole, Poland. Mariusz Girt and Pawel Girt are brothers.

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

21

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and any transactions in our securities with the Securities and Exchange Commission and to provide us with copies of those filings. On October 13, 2015 Form 5 was filed for each of the executive officers.

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

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our Director. Security holders who wish to contact the Director may do so by writing to Car Monkeys Group at 393 Crescent Ave, Wyckoff, NJ 07481.

Family Relationships

Mariusz Girt, our CEO and sole Director and Pawel Girt, our CFO are brothers.

ITEM 11. Executive Compensation.

The following table sets forth information with respect to compensation paid by the registrant to its named executive officers during the last two completed fiscal years ended June 30, 2015 and 2014, respectively.

Executive Officer Compensation
Name and principal position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)		Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Mariusz Girt,	2015	$189,600	0		0	0	0	0	0		$189,600
Chief Executive Officer	2014	$163,833	0		0	0	0	0	0		$163,833

Pawel Girt	2015	0	0		0	0	0	0	0		$0
Chief Financial Officer	2014	0	0	$		0	0	0	0	$

The following table sets forth information with respect to compensation paid by the registrant to its director during the fiscal year ended June 30, 2015.

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

Employment Contracts and Termination of Employment, And Change-in-control Arrangements

The Company's CEO and sole Director does not have an employment agreement. Beginning August 2013, Mariusz Girt accrues a compensation of $15,800 per month. The Company entered into an employment agreement with its CFO in March 2013. The agreement has a term of two years unless otherwise terminated by it provisions and shall automatically renew for successive two year periods unless notice of termination is given ninety day prior to the anniversary date is given. Otherwise the agreement may only be terminated for cause as defined therein. Mr. Pawel Girt received a sign on bonus of 250,000 unregistered shares of common stock in 2013. Mr. Girt will not receive any salary until such time the Company closes any single financing in excess of $500,000 and at such time a salary will be negotiated.

Termination of Employment and Change of Control Arrangement

There is no compensatory plan or arrangement in excess of $100,000 with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with the Company, or from a change in the control of the Company.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our “Named Executive Officers” during our fiscal year ended June 30, 2015. All information provided herein should be read in conjunction with the tables provided below.

Our Director is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. During the year ended June 30, 2015 our Director did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although he has access to general executive compensation information regarding both local and national industry compensation practices. In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Annual Report on Form 10-K, the total number of shares owned beneficially by each of our director and executive officers individually and as a group, and the present owners of 5% or more of our total outstanding common shares based upon 3,255,687 shares of common stock outstanding and 400,000 Class A preferred stock convertible into common stock on a one for one basis. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Common Stock (1)	Mariusz Girt, Chief Executive Officer, Director 35 Crescent Road Wycoff, NJ	568,667	15.6%

Common Stock	Pawel Girt, Chief Financial Officer 35 Crescent Road Wycoff, NJ	250,000	6.8%

Common Stock	REZIA LIMITED MICHALAKI KARAOLI 8 ANEMOMILOS BUILDING 4TH FLOOR, FLAT/OFFICE 401 NICOSIA, 1095	209,576	5.7%

Common Stock	HENRYKA JOZEFA LUDWICZAK KROWICA PUSTA 1A WOJ. WIELKOPOLSKIE SZCZYTNIKI, 62865	201,610	5.5%

Common Stock	Kamila Monika Ludwiczak Krowica Pusta 1A WOJ. Wielkopolskie Szczytniki 62865	201,610	5.5%

Common Stock	JOZEF JERZY JEDRZEJCZYK UL. PRZYJACIELSKA 5 KONSTANCIN JEZIORNA, 05510	194,465	5.3%

Common Stock(1)	All Officers and Director (2 persons)	818,667	22.4%
________________

(1) Includes 400,000 shares of Class A Preferred Stock convertible into common stock on a one for one basis.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

In March 2013, we issued 5,000,000 shares (250,000 shares after the 1/16/2015 20 to 1 reverse split) of our common stock to Pawel Girt upon his appointment as chief financial officer.

ITEM 14. Principal Accounting Fees and Services.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Q's or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2015	$38,000
2014	$25,000

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

_________________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 13, 2015.

CAR MONKEYS GROUP

By:	/s/ Mariusz Girt
Mariusz Girt, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 13, 2015	By:	/s/ Mariusz Girt
Mariusz Girt, President, Principal Executive Officer, and Sole Director

Date: October 13, 2015	By:	/s/ Pawel Girt
Pawel Girt, Chief Financial Officer, Principal Accounting Officer

