Form 10-Q
period 2015-09-30
Car Monkeys Group
filed 2015-11-20
CIK 1496139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-Y (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of November 12, 2015, there are 3,255,687 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms "we", "our", "us", the "Company", "Car Monkeys" and the "Registrant" refer to Car Monkeys Group unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2013 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

2

Car Monkeys Group

Index to the Financial Statements (Unaudited)

September 30, 2015 (Unaudited)

Balance Sheets (Unaudited) as of September 30, 2015 and June 30, 2015	4

Statements of Operations (Unaudited) for the three month periods ended September 30, 2015 and 2014	5

Statements of Cash Flows (Unaudited) for the three month periods ended September 30, 2015 and 2014	6

Notes to the Financial Statements (Unaudited)	7-10

Car Monkeys Group

Balance Sheets (Unaudited)

	September 30, 2015	June 30, 2015

ASSETS
Current assets:
Cash	$30,391	$68,373
Restricted cash ( Note 3)	98,841	23,479
Accounts receivable	26,262	17,947
Total current assets	155,494	109,799
Restricted cash (Note 3)	-	69,024
Property, plant and equipment, net	2,672	2,916

Intangible assets	353,194	353,194
Total assets	$511,360	$534,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,918	$44,606
Accounts payable - related party	19,007	16,406
Total current liabilities	67,925	61,012

Stockholders' Equity
Preferred stock, par value $0.001, 10,000,000 shares authorized, 400,000 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	400	400
Common stock, par value $0.001, 100,000,000 shares authorized, 3,255,687 issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	3,256	3,256
Additional paid-in capital	865,708	844,408
Retained deficit	(425,929)	(374,143)
Total stockholder's equity	443,435	473,921
Total liabilities and stockholder's equity	$511,360	$534,933

See accompanying notes to the financial statements (unaudited).

Car Monkeys Group

Statements of Operations (Unaudited)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014

Net Revenue (gross total transactions of $545,101 and $517,909)	$181,927	$124,069

Operating expenses:
Advertising	62,284	35,784
General and administrative	14,948	15,866
Selling	52,549	48,639
Professional fees	15,488	9,673
Executive compensation	66,900	67,700
Stock option- based consulting fees	21,300	-
Depreciation expense	244	126
Total operating expenses	233,713	177,788
Operating income (loss) before income taxes	(51,786)	(53,719)

Income tax (expense) benefit	-	-

Net income (loss)	$(51,786)	$(53,719)

Basic and diluted income (loss) per common share	$(0.02)	$(0.02)

Weighted average shares outstanding	3,255,687	3,255,687

See accompanying notes to the financial statements (unaudited).

Car Monkeys Group

Statements of Cash Flows (Unaudited)

	For the Quarter Ended September 30, 2015	For the Quarter Ended September 30, 2014

Cash flows from operating activities:
Net income (loss)	$(51,786)	$(53,719)
Depreciation expense	244	126
Stock option- based consulting fees	21,300	-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restricted cash	(6,338)	-
Accounts receivable	(8,315)	11,731
Accounts payable	4,312	64,149
Accounts payable - related party	2,601	(16,599)
Net cash provided by (used in) operating activities	(37,982)	5,688

Cash flows from investing activities:
Purchase of equipment	-	(416)
Net cash used in investing activities	-	(416)

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	(37,982)	5,272
Cash at beginning of period	68,373	123,331
Cash at end of period	$30,391	$128,603

Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements (unaudited).

Car Monkeys Group

Notes to the Financial Statements (Unaudited)

September 30, 2015

1)	BASIS FOR FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2015 audited financial statements as reported in Form 10-K. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year ended June 30, 2016.

USE OF ESTIMATES

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainty and markets that could affect the financial statements and future operations of the Company.

REVENUE RECOGNITION

The Company recognizes revenue under ASC 605 "Revenue Recognition." Under ASC 605-45, the Company determined that revenues should be recognized on the net revenue reporting method, where the Company only reports the net revenues from the drop- shipped transactions. Revenue is recognized when revenues have been collected and the product has been shipped FOB shipper. Gross and net revenue is as follows:

	9/30/2015	9/30/2014
Gross total transactions	$545,101	$517.909
Gross cost of total transactions	363,174	393,840
Net revenue	$181,927	$124,609

2)	RESTRICTED CASH

The Company uses merchant accounts to facilitate sales realized through the Company's proprietary online sales platform. In accordance with certain merchant account agreements 15% of cash receipts are withheld for a period of 6 to 12 months to ensure the Company's creditworthiness. After such period these withholdings are to be deposited in the Company's bank accounts and become usable. Accordingly, as of September 30, 2015, the Company has classified these reserve balances in merchant accounts as restricted cash, totaling $98,841.

3)	RELATED PARTY TRANSACTIONS

In August, 2013, the Company entered into an agreement with its President, wherein the Company agreed to pay a monthly salary of $15,800 in exchange for services to be rendered. Furthermore, the Company entered into an agreement with its Chief Technology Officer ("CTO") pursuant to which terms the Company agreed to pay a weekly compensation of $1,500. These compensation amounts have been recorded in executive compensation for the period ended September 30, 2015, totaling $47,400 for the President and $19,500 for the CTO. Of this amount, $19,007 has yet to be paid and is recorded in accounts payable – related party as of September 30, 2015, ( $16,406 at June 30, 2015).

Car Monkeys Group

Notes to the Financial Statements (Unaudited)

September 30, 2015

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 43% to pretax income from continuing operations for the quarters ended September 30, 2015 and 2014 due to the following:

	For the Quarter Ended September 30, 2015	For the Quarter Ended September 30, 2014
Deferred tax asset:
Net operating loss carryforward	$115,670	$103,430
Stock- based compensation	44,300	-
Valuation allowance	(159,970)	(103,430)
Total	$-	$-

A reconciliation of income tax expense (benefit) to statutory federal rate is as follows:

	For the Quarter Ended September 30, 2015	For the Quarter Ended September 30, 2014
Federal Tax at statutory rate of 34%	$(17,609)	$(18,264)
State Tax	(4,660)	(4,835)
Use of NOL and Rate Difference	-	-
Change in NOL benefit	(12,140)	-
Change in valuation allowance	34,409	23,099
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Car Monkeys Group

Notes to the Financial Statements (Unaudited)

September 30, 2015

4)	PROVISION FOR INCOME TAXES (CONTINUED)

As of September 30, 2015, the Company has an unused net operating loss carry-forward balance of about $269,000 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2033.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Quarter Ended September 30, 2015	For the Quarter Ended September 30, 2014
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At September 30, 2015, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

As of September 30, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those since June 23, 2010 (Inception) through the year ended June 30, 2015.

5)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2015 and June 30, 2015, the Company has a retained deficit of $425,929 and $374,143, respectively. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

6)	ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising expenses were $62,284 and $35,784 for the three months ended September 30, 2015 and 2014, respectively.

Car Monkeys Group

Notes to the Financial Statements (Unaudited)

September 30, 2015

7)	STOCK OPTIONS

On March 23, 2015, the Company granted 400,000 options to an individual as incentive to serve as its Chief Operating Officer. The Company recognized stock-based compensation expense of $21,300 during the quarter ended September 30, 2015. At September 30, 2015 unrecognized compensation expense related to stock options is $75,700 and is expected to be recognized in future periods. The Company accounts for share-based payments pursuant to ASC 718 "Stock Compensation" and records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options using the Black-Sholes option pricing model which requires management to make assumptions regarding projected stock option exercise behavior, risk-free interest rates, volatility of the Company's stock price and expected dividends. The following assumptions were used:

Expected life	5 years

Risk free interest rate	1.41%

Volatility	301.47%

Dividend yield	0.00%

The options vest as follows: 100,000 on March 31, 2015, 100,000 on August 23, 2015, 100,000 on March 23, 2016 and 100,000 on August 23, 2016.

Each share has an exercise price of $.10 per share. As an alternative method of exercise, provided that at the time of exercise the Company's common stock is publicly traded with an average daily trading volume of 50,000 shares and closing prices quoted daily for at least the past thirty trading days, and provided further, that the exercise hereof (a "Net Exercise") will not result in a charge to the Company's reported earnings, payment of the exercise price per share may be made by delivery of this Option with a Net Exercise Notice. In the event of a Net Exercise, the Optionee shall exchange the Option for such number of shares underlying the Option determined by multiplying such number of shares by a fraction, the numerator of which shall be the difference between the closing price per share as of the day prior to the date the executed Net Exercise Notice and the Option are delivered to the Company and the exercise price per share, and the denominator of which shall be the closing price per share as of the day prior to the date of the executed Net Exercise Notice.

At September 30, 2015 200,000 options have vested, 200,000 remain unvested. At grant date, the fair value of the options was $.23 per share.

8)	SUBSEQUENT EVENTS

The Company has evaluated its subsequent events from the balance sheet date through the date of issuance and determined that there are no additional events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an overview of the important factors that management focuses on in evaluating our business; financial condition and operating performance should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth in the Company's reports filed with the SEC on Form 10-K, 10-Q and 8-K as well as in this Quarterly Report on Form 10-Q. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Our Company

Car Monkeys Group (the "Company") was incorporated on September 23, 2010 in the State of Nevada. The Company's accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is June 30. Pursuant to the Reorganization Agreement entered into in September 2012, the Company's development and operations are to provide online sales of recycled automotive parts using the Company sole's and exclusive license to certain proprietary technology relating to online procurement of goods (the "Technology"). During the fourth quarter of fiscal year ended September 30, 2013 we launched our online store under the brand Car Monkeys, to introduce our product line to the marketplace. During the three months ended September 30, 2013 we commenced operating our second website under the brand Low Mileage Parts. As of the first quarter of fiscal 2014 we were no longer in the Development Stage.

As an online retailer, we believe we have a significant competitive advantage over traditional retailers in that we do not have to invest in and maintain substantial inventory. Through our proprietary software, we match our customers' demand with our suppliers' products and create a virtual 'Just-in-Time' inventory system.

Results of Operations

We realized $181,927 in net revenue during the three months ended September 30, 2015 from gross transactions of $545,101. Our gross transactions cost, consisting of supplier payments and shipping cost was $363,174. We realized $124,069 in net revenue during the three months ended September 30, 2014 from gross transactions of $517,909.

Our net revenue of $181,927 compares to $124,069 in net revenue for the three months ended September 30, 2014. The Company had a net operating loss of $51,786 for the three months ended September 30, 2015 compared to net operating loss of $53,719 for the three months ended September 30, 2014. The net operating loss was due to increases in our operating expenses, in 2015 such as increased advertising and selling commission expenses from increasing our gross transactions substantially from the prior year and stock-based compensation, which was 0 in the prior year.

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

Quarter Ended September 30, 2015 Compared to Quarter Ended September 30, 2014.

Operating Expenses:

Executive compensation of $66,900 for the three months ended September 30, 2015 decreased slightly from $67,700 for the three months ended September 30, 2014. Employment agreements entered into late in the September 2013 quarter provide that the President receives compensation of $15,800 per month and the Chief Technology Officer receives compensation of $1,500 per week. Sales commission expense was $52,549 for the three months ended September 30, 2015 compared to $48,639 for the three months ended September 30, 2014 and reflects our increase in total transactions. Advertising expense was $62,284 for the three months ended September 30, 2015 compared to $35,784 for the three months ended September 30, 2014 and reflects our increase in keyword search engine advertising. Professional fees were $15,488 consisting primarily of accounting and legal fees for the three months ended September 30, 2015, while professional fees were $9,673 for the three months ended September 30, 2014.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2015 and June 30, 2015 respectively, the Company had unrestricted cash of $30,391 and $68,373. The retained deficit for these respective periods is $425,929 and $374,143, an increase of 14% due to the net loss for the quarter. Our intangible assets of $353,194 are the intellectual property.

The Company uses merchant accounts to facilitate sales realized through the Company's proprietary online sales platform. In accordance with certain merchant account agreements 15% of cash receipts up to a certain maximum amount are withheld for a period of 6 to 12 months to ensure the Company's creditworthiness. After such period these withholdings are to be deposited in the Company's bank accounts and become usable. Accordingly, as of September 30, 2015, the Company has classified these merchant account reserve balances as restricted cash, totaling $98,841 compared to $92,503 for the year ended June 30, 2015.

We intend to use our net income and seek investment capital to increase our search engine key word advertising.

As of September 30, 2015 and June 30, 2015 respectively, current liabilities totaled $67,925 and $61,012. Accounts payable were $48,918 as of September 30, 2015 compared to $44,606 as of June 30, 2015. The increase in accounts payable related to shipping costs due to a higher gross transaction volume during the quarter. As of September 30, 2015 we had accounts payable related party representing compensation due to our president of $19,007 compared to $16,406 for the year ended June 30, 2015, an increase of 16%, as the Company was unable to pay the President with cash rather than accruing most of his compensation.

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

As of September 30, 2015 and September 30, 2014, we had no material commitments for capital expenditures.

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

____________________

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

CAR MONKEYS GROUP

November 19, 2015	By:	/s/ Mariusz Girt
Mariusz Girt
President

